Form 10KSB
period 1996-03-31
FORESTRY INTERNATIONAL INC
filed 1997-01-28
CIK 918411

Form 10-KSB
                      ANNUAL OR TRANSITION REPORT
                       UNDER SECTION 13 OR 15(d)

        (As last amended by Exch Act Rel No. 35113, eff.1/30/95)

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)
  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

      For the fiscal year ended March 31, 1996

  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from

                      Forestry International, Inc.
------------------------------------------------------------------------------
     (Name of small business issuer as specified in its charter)

           Colorado                                 84-1116284
-----------------------------------      -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

3573 E. Sunrise Dr. Ste 225
Tucson, AZ                                       85718
-------------------------------          ------------------------------------
(Address of principal executive         (Zip Code)
 offices)

Issuer's telephone number: (520) 299-9447

Securities register under Section 12(b) of the Exchange Act:  None

Securities register under Section 12(g) of the Exchange Act:

                  Common Stock, $0.0001 Par Value per Share
-----------------------------------------------------------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) ofthe Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   X  Yes     No
                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.  X
                                                              ---

State issuer's revenues for its most recent fiscal year   $213,115   .
                                                       --------------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act).

      As of December 31, 1996, 14,300,000 voting shares were outstanding, 9,154,772 of which were held by non-affiliates.
      On that date the bid and ask prices were $1.38. Therefore, the aggregate market value of voting stock held by non-affiliates as of December 31, 1996 was $12,633,585.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    (ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Exchange
Act after distribution of securities under a plan
confirmed by a court.    N/A

                (APPLICABLE TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       14,300,000 as of December 31, 1996
     --------------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement: and
(3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to
security holders for fiscal year ended December 24, 1990).    N/A

Transitional Small Business Disclosure Format (Check one):
Yes    No  X
   ---    ---
(Added by Exch Act Rel No. 31905, eff 4/26/93)

-----------------------------------------------------------------------------

                               PART 1


Item 1: DESCRIPTION OF BUSINESS

Development:

            The Company was formed in December, 1992 and is implementing a business plan of becoming an integrated, diversified operation in the forest products industry, supplying forest products and services to meet industry demands for pulp and lumber from clonal tissue produced seedlings. On January 2, 1993, the Company merged with a public company, Plantation Capital Corporation (later known as RehabNet, Inc.) and the stockholders approved a name change to Forestry International, Inc. (The "Company"). In 1993 the Company completed a private offering of common stock in exchange for cash and proprietary technology. The Company's common stock became publicly traded in January, 1993 after filing Form-10 registration statement and received Securities and Exchange Commission Form-10 approval for trading in December, 1994. The assets acquired through the stock placement related to the exclusive right to use certain clonal research and development technology pertaining to the Paulownia tree, a hardwood species which attains significantly higher growth rates than conventional wood sources known to the U.S. Using this technology, as well as state-of-the-art laboratory facilities, the Company developed a supply of high quality clonal Paulownia seedlings and is a marketing niche for supply of seedlings to the world markets.

            On March 1, 1994, the Company acquired a tract of land in Sparta, Georgia (the "Dickson Plantation") containing 1,634 acres of prime farmland, various buildings and a 475 acre pine plantation. After acquisition, a portion of the land was planted with clonal Paulownia seedlings. During fiscal 1995, the Dickson Plantation was outfitted with a greenhouse and nursery, which are presently being used to produce seedlings and root stock for planting on acreage owned by the Company and for resale to world markets. The Company began marketing to the wholesale/retail nursery market in the Southeastern U.S. in 1995 and a Georgia-based marketing arm was established to provide this greenhouse and nursery facility with marketing and promotional support.

            In February, 1995, the Company, through wholly-owned subsidiaries, purchased a greenhouse and nursery in Queensland, Australia. This facility was foreclosed on by its original owner in February, 1996 due to lack of sales performance and the inability of the Company to refinance the mortgages on the property. All operations in Australia were abandoned by the company before its fiscal year ended March 31,1996. (See Item 3. Legal Proceedings)

            The Company and its subsidiaries have begun generating revenues from the sale of seedlings and other product from its Georgia properties and have now embarked upon the second phase of their growth, which is to seek acquisitions of operating companies involved in the forest products industry, all of which is set forth in detail below in this Item 1 under "Future Operations".

            On December 16, 1996 the Company finalized the acquisition of Dixieland Forest Products, Inc., a Southeastern US timber supply company that has been established for over 18 years. The company staff of professional foresters and industry experienced executives will assist the Company in accomplishing its goals of expansion and product development in the forest products industry. Dixieland's net sales, adjusted to fiscal year ended March 31, 1996 were $8,087,768, on a combined basis with the operations of the Company.


Significant 1996 Operating Results And Subsequent Developments:

Australian Operations:

     On February 17, 1995 the company entered into an agreement to acquire Canungra Flower Company, Pty. Ltd., an operating nursery and greenhouse located in the State of Queensland, Australia. The purpose of the purchase was to supply tree seedlings and other nursery grown products to the Australian and Asian markets. Canungra was purchased, with encumbrances on the properties, for a price of $825,000 US, to be paid as follows:
(i) a promise to refinance bank mortgages and other debt in the amount of $618,750, (ii) cash payments in the amount of $37,500 and (iii) delivery of an interest free promissory note due in five years for the amount of $168,750.

     The Company had pledged a note receivable in the amount of $525,000 from a previous sale of property to the project in order to facilitate the refinancing of the debt. The company owing the pledged note to the Company defaulted on the note and Australian banks were unwilling to refinance the mortgages in favor of Forestry without additional collateral.

     On February 29, 1996 the Company had exhausted all means of refinancing the assets acquired in the transaction and elected to abandon the project. The previous owners foreclosed on the assets they had previously sold to the Company. The Company sustained a loss on the abandonment of approximately $35,000.

     On February 29, 1996 the Company elected to abandon the net assets of Forestry International, Pty Ltd., another wholly owned Australian subsidiary. The Company realized a gain on the abandonment due to elimination of liabilities related to the assets abandoned of approximately $52,000 US which is included in the March 31, 1996 consolidated statement of operations.

     The operating loss for the year ended March 31, 1996 includes a loss of approximately $288,000 from Australian operations prior to abandonment of Australian subsidiaries.

     As of March 31, 1996 all assets from Australian operations have been removed from the asset accounts and intangible assets.

Private Placement Offering:

     On July 5, 1995 the Company commenced a confidential private placement offering under Regulation D of the Securities Act of 1933 seeking subscriptions for up to $2,500,000. The offering was underwritten by Argent Securities, Inc., an Atlanta, Georgia based firm, on a best efforts basis. The proceeds of the offering were to be directed to the acquisition of an operating business and for funding operations. As of March 31, 1996 the offering had been abandoned. A charge of $254,084 was written off against income in the current year for costs incurred in this transaction.

Dixieland Share Purchase Agreement:

     On December 16, 1996, the Company entered into a Share Purchase Agreement with an unaffiliated third party, Mr. Randy Pope, to acquire a business (as well as certain real and personal properties being used therein) which is engaged in the timber industry known as Dixieland Forest Products, Inc. The business provides an integrated timber purchasing, harvesting and transportation operation in and around the towns of Meridian, Hazelhurst, Ackerman, Jackson and Union, Mississippi, and has been in operations for approximately 18 years. Dixieland sells its timber supply to a number of the nation's largest pulp, paper and lumber companies including International Paper, Georgia Pacific and Weyerhauser Corporation. Dixieland presently has 15 employees, including an internal staff of five graduate foresters. Recast unaudited financial statements prepared by Dixieland for the twelve months ended March 31 1996 reported net sales of $7,874,653. Sales increases, due to additional operating capital and industry price increases, are expected to increase sales from Dixieland's operations in 1997.

     The parties had previously closed the purchase of the company on December 1, 1995, but were unable to complete the transaction until December 16, 1996. Shortly after the first closing, the Company failed to provide the full amount of cash and debt assumption to complete the transaction. On February 28, 1996, the previous owner declared the transaction in default and he retained full ownership of the business while agreeing to maintain the transaction on a non-exclusive basis. The Company continued to pursue the completion of the acquisition throughout the year and the necessary financing was placed in November and the second closing was accomplished on December 16, 1996. The Company finalized its financing arrangements and purchased 100% of Dixieland stock and, as of the signature date of this report, Dixieland is a wholly owned subsidiary of Forestry International.

            The acquisition required that the Company raise capital sufficient to provide for the total purchase price of $1,850,000, which was paid as follows: (i) $400,000 - cash; (ii) 250,000 restricted common shares of the Company valued at $1 each; (iii) by delivery of 200,000 free trading common shares valued at $1.00 each and 200,000 free trading shares valued at $1.25 each and a guarantee from a buyer for the shares in the amount of $450,000; and (iv) $750,000 in the form of a ten (10) year promissory note payable quarterly with interest at 7% per annum. The Company also leased the corporate offices and woodyard realty of Dixieland from Mr. Pope at a fair market rate of $100,000 annually. Mr. Pope has entered into an employment contract to operate Dixieland for a period of two (2) years renewable for further one year terms, at an annual salary of $100,000. Mr. Pope and the team which operates and manages Dixieland will also receive a fiscal year end bonus for each year, beginning with the 1998 fiscal year, equal to 10% of Dixieland's pre-tax profits and 1% of Dixieland's gross sales, if sales exceed $8,000,000 in the year ended March 31, 1998. The bonus will be paid one-half in cash and one-half in the restricted common stock of the Company valued at 50% of the average bid price during the 30-day trading period following each fiscal year end.

     The Company intends to raise an aggregate of $1,975,000, the entire amount of the financing required in this transaction and the current working capital needs of the two companies, by the placement of Regulation "S" common stock valued at an average price of $.76 per share and issue 2,603,333 shares of common stock for the funds. It is anticipated that these shares will become free trading in 1997.

     The Company paid the seller $200,000 as a down payment on December 1, 1995 and incurred legal and accounting fees of $106,139 through March 31, 1996, all of which is included in other assets as deferred acquisition costs and will be capitalized as costs of the acquisition.


Future Operations

     The Company's first projects have involved the introduction of genetically enhanced Paulownia trees to its U.S. plantations and the management of those plantations. Management believes that the potential evidenced by those first projects exists for other tree species and, as a result, is now engaged in identifying and selecting species which, when properly planted and managed, will result in the establishment of additional plantations featuring rapid-growth tree species, with special emphasis on species that supply the pulp and paper and the oriented strand board industry.

     The Company intends to continue diversification into a full spectrum of timber industry products and services. Dixieland is actively involved in land and timber purchasing, plantation thinning, logging and trucking services and landowner assistance programs. Taken in conjunction with the Company's existing plantations and greenhouse/nursery facilities and the diversification of the Company into the introduction and promotion of alternative, fast-growing tree species, the acquisition of Dixieland would result in the Company becoming a fully diversified timber products business.

     The Company is continuing to seek acquisition opportunities and merger candidates in the forest products industry and expects these activities to provide additional growth in 1997.

Item 2. DESCRIPTION OF PROPERTY

     The principal business offices of the Company are located at 3573 East Sunrise Drive, Suite 225, Tucson, Arizona 85718. The telephone number at this address is 520-299-9447. These facilities were leased for a four-year term from an unaffiliated third party at rates which management believes are competitive in the market As of March 31, 1996 the Company leased or owned the following properties:

     TYPE                               LOCATION

Administrative Offices                       Tucson, Arizona

Dickson Plantation                           Hancock County, GA

Greenhouse/Nursery Facilities
     Dickson Plantation                      Hancock County, GA

(Please also see "Item 1 - Description of Business - Development")


ITEM 3. LEGAL PROCEEDINGS

     The Company filed a Civil Action in the United States District Court in the District of Colorado in September of 1996 against a shareholder of the Company and the corporation affiliated with that shareholder. The complaint filed by the Company alleges breach of a covenant not to compete, breach of contract, securities fraud under state and federal law and contract fraud. The complaint also alleges the basis for declaratory and equitable relief against the named defendants. The Company is seeking a return of up to 1,500,000 shares of stock issued to the shareholders and the return of unexercised options to purchase an additional 1,750,000 shares of stock granted to the shareholder and monetary damages in an amount to be determined by the court. The defendants in the Civil Action have filed an Answer in the case and are contesting the claims of the Company. Although the case is in the early stages of discovery the Company anticipates a favorable outcome. The Company has taken action to stop transfer of the shares of stock.

     The Company is also investigating the feasibility of a second legal action to recover monetary damages for default on an obligation involving the sale of assets of the Company. The default arises from a contractual obligation to pay the Company approximately $650,000 previously collateralized by real property located in Australia. The Company's legal counsel in Australia reported to the Company that actions may have been taken to deprive the Company of the collateral position in the property. The Company reserved the potential full loss on the obligation in its financial statements and is attempting to settle the transaction through the recovery of other valuable property.

     No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceding paragraphs. Additionally, the Company is not aware of any other proceedings against an affiliate or owner of record or beneficiary of more than five percent of the common stock of the Company, except for the Australian individual mentioned in the above paragraphs, who holds more than five percent of the common stock of the Company.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The annual meeting of the shareholders was held on December
20, 1995. The shareholders took the following action at the meeting:

1) David L. Shorey, James Gibson and Douglas W. Shorey were elected to the Company's Board of Directors. Mr. David Shorey was elected by vote of 3,732,909 in favor and 197,500 against with 261 votes abstaining. Mr. James Gibson was elected with 3,733,909 votes in favor, 196,500 votes against and 1,261 votes abstaining. Mr. Douglas Shorey was elected with 3,732,909 votes in favor, 196,500 votes against and 1,261 votes abstaining.

2) The shareholders approved the adoption of a Stock Option Plan for a maximum of 1,000,000 shares of the company's common stock available to be sold to employees and others providing valuable services to the company at option prices equal to the market price of the stock at the time of the grant. The option can be exercised for a period of up to ten years and are registerable by the company at the time of exercise under the Securities act of 1933. The shareholders voted 3,708,625 in favor, 221,684 votes against and 361 votes abstained.

3) The shareholders ratified the selection of KPMG Peat Marwick as Certified Public Accountants for the Company for fiscal 1996. The shareholders voted 3,928,909 in favor, 500 votes against and 1,261 votes abstained. KPMG later declined the nomination and the company selected other auditors.

4) The shareholders ratified the authority of David L. Shorey to conduct other business coming before the meeting by a vote of 3,732,409 in favor, 198,000 votes against and 261 votes abstaining.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The common stock of the Company is quoted on the Bulletin
Board maintained by the NASD. The following table sets forth the range of closing bid and ask quotations for the common stock in each full quarterly period since January 1, 1993.

                   CLOSING BID                 CLOSING ASK

March 31, 1993           1.50                     2.50
June 30, 1993            1.875                    2.50
September 30, 1993       2.50                     4.00
December 31, 1993        2.75                     4.00
March 31, 1994           3.00                     4.50
June 30, 1994            3.00                     5.00
September 30, 1994       3.00                     4.00
December 31, 1994        3.00                     3.875
March 31, 1995           2.00                     4.00
June 30, 1995            2.00                     3.00
September 30, 1995        .75                    1.125
December 31, 1995         .47                      .53
March 31, 1996            .29                      .30

     The above prices were obtained from National Quotation Bureau, Inc. These quotations represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1996, the closing bid was $1.38 and the closing ask price was $1.38, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were ten broker-dealers publishing quotes.

Dividends

     Neither the Company nor any of its subsidiaries have, during their respective existences, declared or paid or set apart for payment any cash dividends on their common shares and no dividends are contemplated at any time in the foreseeable future. There are no current or contemplated restrictions attributable to any contractual commitment of the Company which will limit the ability of the Company to declare and pay dividends.


ITEM 6. MANAGEMENT' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity & Capital Resources

     The Company, during the fiscal year ended March 31, 1996, provided a significant part of their cash needs from three sources: (i) the sale of restricted common stock of the Company in the amount of $570,237; (ii) proceeds received from the sale of Mountain Top Plantation note receivable, which were $98,814 (U.S.), (Pursuant to a revised Purchase Agreement made June 9, 1995 the payments on this note were to continue through August ,1996, but the payee has defaulted and no payments have been received for 16 months. Management is pursuing legal action for collection, but does not expect results from this action in the near future. See ITEM 3. LEGAL PROCEEDINGS); (iii) continuing borrowing from sources of short and long term debt in the amount of $612,831.

     The Company, after fiscal 1996, will need to obtain a source of funds in addition to those specified above in paragraph one of this item to provide working capital for its day-to-day operations.

     The Company, as at March 31, 1996, owed approximately $382,243 in unpaid taxes, which included approximately $117,196 in interest and $164,410 in penalties concerning the Company's 1993 and 1994 federal and state corporate tax return filings. These taxes relate to the income which resulted from the sale of securities during fiscal 1993 and fiscal 1994. The proceeds from these sales have been the single most significant source of liquidity to the Company since fiscal 1993 and the Company would not have survived without them. Management believes that it will be able to negotiate the penalties involved, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downward, if any, but this should be considered a substantial risk against the current working capital of the Company. Management also believes that they can negotiate an extended repayment schedule for the taxes due.

     The Company also owed, as of March 31, 1996, approximately $1,893,993 in long term debt to various parties which were evidenced by notes payable, which require repayment of $12,184 of principal during fiscal 1997. The Company was successful in negotiating new and extended payment terms with regard to those notes, and paid in excess of $640,183 of this debt by the issuance of stock subsequent to March 31,1996. Management believes that it will be successful in its efforts to repay long term debt with stock and will be successful in negotiating extended terms in this fiscal year, although there can be no assurance of this. Long-term debt increased by approximately $950,753 as a result of borrowing, mostly from the Company's Investment Banking Group.

     Operating costs during fiscal 1997 will not be met from existing cash deposits or committed sources of cash available at March 31, 1996. The Company cannot expand its forestry operations without capital from outside sources, which, as discussed above, had not yet been identified at fiscal year end. Such funds were obtained during November, 1996 and the acquisition of Dixieland Forest Products was completed on December 16, 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess of the purchase price cash needs of $850,000 was obtained to reduce debt and provide for operating capital.


Results of Operations

Fiscal 1996 as Compared to Fiscal 1995

     Cash was used during fiscal 1996, in part, to purchase inventory in the amount of $5,201 and for the increase in prepaid expenses amounting to $11,597. In addition, the Company paid principal on notes payable in the amount of $78,555. Investment in forestry development costs amounted to $196,583 and purchases of property and equipment amounted to $142,176. Thus, the Company expended actual cash of $601,893 for investing activities. During fiscal 1996 the Company acquired additional equipment for the U.S. plantations, increasing the Company's investment in land, buildings, and equipment by $142,175. Depreciation and amortization expense of $98,228 reduced income but did not effect cash from operations. The result of capital asset transactions resulted in a net asset decrease from $994,378 in fiscal 1995 to $(280,609) deficit in fiscal 1996. The Company borrowed $612,831 from its investment bankers and $77,050 from one of its officers during the year ended March 31, 1996. The total of all of the above transactions resulted in a cash decrease of $206,954 and resulted in an ending balance of $ 0.

     Revenues during fiscal 1996 increased to $213,115 from $5,737 in fiscal 1995 as the Company continued to implement its acquisition program, as discussed above in Item 1. Fiscal 1996 revenues were higher as a result of the sales of the Australian subsidiary and increased seedling sales in the US operations. Neither were significant in fiscal 1996 as the development stage of the Company continued. It is anticipated that fiscal 1997 will see more substantial operating revenues as a result of (i) the Dixieland acquisition, which is presently generating revenues,
(ii) the marketing operation recently established in Georgia, and
(iii) the further implementation of the acquisition program discussed in Item 1 above. It is not possible to predict the amount which the foregoing will contribute to revenues in fiscal 1997. The cost of sales in fiscal 1996 increased in tandem with the revenue figure by an amount equaling $88,900, which resulted in costs of $91,181 in fiscal 1996 as compared to $2,281 in fiscal 1995. Gross profit, therefore, increased $118,478 (3,428 %) to $121,934 from $3,456 in fiscal 1995.

     Operating expenses of the Company during fiscal 1996 decreased $253,158 (17.69%) to $1,178,132 from $1,431,290 in fiscal 1995 even though the Company stepped up operations for the purpose of fully implementing its acquisition program, as discussed immediately above regarding the revenue figures. Also the Company was fully operational in Australia and Georgia in fiscal 1996. Research and development costs, which were included in the immediately foregoing operating expense figures, decreased in fiscal 1996 by $32,274 to $1,980 from $34,254 in fiscal 1995 as the Company completed the formulation of its technology and only devoted such further efforts and moneys as were necessary to refine the same. It is anticipated that fiscal 1997 research and development costs will continue in line with 1996 figures.

     Other expenses of the Company during fiscal 1996 increased significantly to $1,135,808 from $267,223 in fiscal 1995 due in part to the cost of the failed offering of $254,084 and the bad debt write off of the note on the Australian land sale amounting to $624,529.

            Penalties associated with the failure of the Company to file and timely pay federal and state taxes on the income resulting from the sale of securities during 1994 decreased by $40,494 due to negotiation and carryback of net operating losses. Interest expense increased $154,222 due to the increased level of debt in fiscal 1996 as compared to fiscal 1995.

            The total estimate of taxes due at March 31,1996, approximated $382,243; however, management believes that it will be able to negotiate the penalties involved in its failure to file, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downwards by management in this regard.


ITEM 7. FINANCIAL STATEMENTS

     The audited consolidated financial statements and supporting schedules required under this item are listed under Item 13 below, and are set forth in the pages immediately following Item
13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     In October, 1996, Gary Gethmann, CPA , LTD. who was previously engaged as the principal independent accountants to audit the Company's consolidated financial statements for 1994, was re-engaged by the Company. The Company had previously appointed KPMG Peat Marwick LLP in this capacity to audit the consolidated financial statements for fiscal 1995 and had intended to use KPMG for the audit of fiscal 1996. However, due to circumstances unknown to the Company, KPMG decided to disengage from the Company's audit responsibility. No disagreements with KPMG existed and their letter stating such was filed with the Company's form 8-K notification of a change in Certified Public Accountants. The previous principal accountant's report on the consolidated financial statements of the Company for March 31, 1995 did not contain an adverse opinion or a disclaimer opinion, but the opinion included a going concern uncertainty. The opinion was not qualified or modified for audit scope or accounting principles.

            The Company's audit committee consists of its Board of Directors and the change of auditors was recommended and approved by the Board. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of KPMG, there were not any disagreements with the former accountant on any matter of accounting principals or practices, financial statement disclosure or auditing scope of procedure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            The following table sets forth all current directors, executive officers and significant employees of the Company and of each significant subsidiary, as well as their ages:

 Name                   Age           Positions With the Company

David L. Shorey          54        Chairman of the Board of Directors and
                                   Chief Executive, Accounting and
                                   Financial Officer and Treasurer of the
                                   Company and Director of Subsidiaries

James M. Gibson          48        Senior Vice President and Secretary for
                                   and Director of the Company

Douglas W. Shorey        51        National Director of Forestry for the
                                   Company and Director of the Company

            No Director or executive officer has any arrangement or understanding whereby they have been or will be selected as a director. Further, no executive officer or director is related to any other executive officer or director, other than Messrs. David
L. and Douglas W. Shorey, who are brothers. All directors hold office until the next annual meeting of shareholders, and until their successors have been duly elected and qualified. Executive officers are elected by the board at its annual meeting and hold office until the first to occur of their death, resignation or removal from office.

     Biographical Profiles

     The following biographical profiles relate to each individual currently serving as a director, executive officer or significant employee of the Company and of each significant subsidiary.

     David L. Shorey has been Chairman of the Board of the Company since September 18, 1992. He has, at various times, served as President, Chief Executive and Financial Officer and Treasurer, and presently serves in these positions. He has been a Director of FII-AUS since its acquisition by the Company on December 24, 1992. Mr. Shorey, during the past ten years, has also served in executive positions with four other publicly-listed companies. His work experience has included employment in the lumber industry with Ketchikan Pulp Company, Roseburg Lumber Company, Evans Products Company and Sitka Spruce Company. Mr. Shorey is licensed as a Certified Public Accountant in the states of Arizona, California and New Hampshire. His experience also includes consulting and auditing for publicly-held companies and investment banking firms. He graduated from the University of Oregon, Eugene, in 1971 with a Bachelor of Arts Degree in Accounting and a Minor in Anthropology.

     James M. Gibson has been Senior Vice President for the Company since January 11, 1993, and a Director since May 9, 1995. His background includes ten years of private legal practice in the areas of corporate, commercial and real estate law. Mr. Gibson previously served in several senior management capacities for several publicly-listed companies, including Senior Vice President of Corporate Relations for Australian Beverage Corporation, a NASD/VSE listed company, and Director of Financial Planning for Western Canada for Equion Securities, Inc., a licensed broker-dealer. Mr. Gibson has also been involved in the areas of newspaper production and publication and corporate communications. He currently serves as Director for the state of Arizona on behalf of the American Paulownia Association, Inc. He received a Bachelor of Arts in English & Psychology, (1968), and a Bachelor of Laws (1971), both from the University of British Columbia.

     Douglas W. Shorey, the brother of David L. Shorey, has been the National Director of Forestry for the Company since June 1, 1993, and a Director since May 9, 1995. Over the past twenty years, he has worked extensively in the areas of biological research, environmental biology and plant life ecosystems, and has become well known for his strong working knowledge of forest products and the North American timber industry. In addition to his involvement with biological studies, Mr. Shorey has served in a consulting capacity to various governmental agencies and private sector interests in studies pertaining to environmental biology, tree growth monitoring and plant life ecosystems. Mr. Shorey currently serves as Director for the state of Oregon on behalf of the American Paulownia Association, Inc. Mr. Shorey received a Bachelor of Science Degree in Biology from Southern Oregon University in 1971, and a Master of Science in Biology from Idaho State University in 1975. He also holds a teaching certificate from the state of Oregon.


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid in fiscal 1993, 1994 or 1995 to the Board of Directors of the Company in their capacities as such. There are no agreements concerning compensation of Directors or executive officers. The following table sets forth all cash and any other compensation paid for each of the three years ended March 31, 1996.

                                                                  LONG TERM
NAME AND                    COMPEN-               OTHER             COMPEN-
PRINCIPAL                   SATION                COMPEN-           SATION
POSITION         YEAR       SALARY     BONUS      SATION            OPTIONS
---------------  -----      -------   -------    ----------        --------

David L. Shorey   1993         nil      nil       $26,000(1)           nil
Chairman          1994         nil      nil       $96,000(1)           nil
                  1995     $51,562      nil       $44,438(1)           nil
                  1996     $92,153    7,500       $ 6,000(1)           nil

James M. Gibson   1993         nil      nil       $ 9,000(2)           nil
Senior VP         1994         nil      nil       $56,000(2)           nil
                  1995         nil      nil       $72,000(2)           nil
                  1996     $68,044    7,250       $ 6,000(2)           nil


Douglas W. Shorey 1993         nil      nil       nil                  nil
                  1994     $37,809      nil       nil                  nil
                  1995     $65,211      nil       nil                  nil
                  1996     $58,788    5,000       nil                  nil


(1) Except for automobile allowance of $6,000 per year, the funds disclosed as "Other Compensation" were paid by the Company to SSI Development Corporation, a company which David L. Shorey controls through his shareholdings therein.

(2) The funds disclosed as "Other Compensation" were paid by the Company to Magazette Communications, Inc., a company in which James M. Gibson holds a 20% equity interest.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of December 31, 1996, the shares of common stock owned by each current Director and executive officer, by directors and officers as a group and by each person known by the Company toown more than 5% of the outstanding common shares:

 Title Of         Name & Address Of             Amount of       Percent of
  Class           Beneficial Owner        Beneficial Ownership   Class (1)
--------------------------------------------------------------------------------
Common Stock      David L. Shorey (2)           810,114            5.67%
                  3573 E. Sunrise Dr.
                  Suite 225
                  Tucson, AZ 85718

Common Stock      Lorraine Bourgoin             790,114            5.53%
                  4740 E. Sunrise Dr.
                  Box 143
                  Tucson, AZ 85718


Common Stock      Walter Doyle                 1,500,000 (3)      10.49%
Options           38 Orchid Ave.               1,750,000 (4)
                  Surfers Paradise
                  Queensland, Australia
                  Q4812

Common Stock      James M. Gibson                 25,000           0.17%
                  3573 E. Sunrise Dr.
                  Suite 225
                  Tucson, AZ 85718

Common Stock      Douglas W. Shorey              520,000           3.64%
                  3573 E. Sunrise Dr.
                  Suite 225
                  Tucson, AZ 85718

Common Stock      FAI Overseas                 1,500,000          10.49%
                    Investments, Pty. Ltd.
                  18 Macquarie Street
                  Sydney, NSW 2000, Aus

Officers and Directors as a
Group (three persons)                          1,355,114           9.61%
____________________________________________________________________________

(1) The figures in this column are based upon approximately 14,300,000 common shares which had been or were to be issued and were outstanding on December 31, 1996.

(2) These shares are owned by SSI Development Corporation, which Mr. Shorey controls through his shareholdings, as well as his positions as an officer and director.

(3) These shares include 700,000 owned by Vitae International, Inc. which Mr. Doyle controls through his shareholdings and 300,000 owned by Lorne Camozzi which Mr. Doyle controls by a separate agreement between the parties. These shares are the subject of litigation initiated by the Company. See ITEM 3. LEGAL PROCEEDINGS.

(4) These options were granted on December 24, 1992, and became immediately exercisable until and including December 24, 1997, at a price of $1 per share, and were part of a 2,500,000 option block issued as a part of the consideration used to acquire certain clonal research and development technology. The options in this table are exercisable in whole or in part at any time and from time to time to acquire up to 1,750,000 shares of common stock of the Company, which will not be registered under the Securities Act. The shares of common stock underlying these options are not included in the percentage figure. If exercised, Mr. Doyle would own a significantly higher percentage of the outstanding common stock; however, Mr. Doyle has agreed to reduce and maintain his proprietary share interest in the Company to less than 5% (See "Item 1 - Significant 1995 Operating Results - Mountain Top
Plantation")   These shares are the subject of litigation initiated by the
Company.  See ITEM 3. LEGAL PROCEEDINGS.

(5) Douglas Shorey's spouse owns 250,000 of these shares, all of which he disclaims beneficial ownership of.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At March 31, 1996, the Company had received a secured loan on a promissory note in the amount of $113,550 from a corporation owned by an officer of the Company which bears interest at 12% per annum and is payable on demand. As at March 31, 1996, the amount of $123,394 remained owing, including accrued interest. Interest accrued to this corporation during fiscal 1996 amounted to $9,844.

     At March 31, 1996 the company owed an unsecured promissory note in the amount of $13,500 to the Brother of the Company's CEO for loans made to the company through the period ended March
31,1996.

     At March 31, 1996 the company owed $59,731 borrowed on credit cards of the CEO of the Company.

     At March 31, 1996 the company owed accrued salary to James Gibson, V.P., in the amount of $15,428, to David L. Shorey, CEO in the amount of $16,071 and to Douglas Shorey, V.P., in the amount of $10,549. Total accrued salaries due to officers and included in annual compensation tables above is $42,048.

     Consulting expenses of $3,163 were paid to a relative of the CEO for computer services and the CEO receives approximately
$6,000 per year in auto allowance.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following report have been filed as a part of this report:

     1)  Report of Gary L. Gethmann, CPA, Ltd.

      The following Form 8-K reports where filed on the dates indicated:

     1) A report on form 8-K was filed on December 13th, 1995 concerning the first acquisition of Dixieland Forest Products, Inc. This transaction was not completed in the fiscal year ended March 31,1996 due to failure of the financial transactions, but was completed December 16, 1996 as disclosed herein and in an Form 8-K filed January 22, 1997.

     2)  A report on Form 8-K was filed by the Company February
12, 1996 reporting the resignation of KPMG Peat Marwick as auditors for the Company.

     3) A report on form 8-K was filed by the Company October 14, 1996 reporting the engagement of Gary L. Gethmann, CPA, LTD. as auditor for the Company.

__________________________________________________________________________

                                   Independent Auditor's Report


Board of Directors
Forestry International, Inc.

We have audited the accompanying consolidated balance sheet of Forestry International, Inc. and subsidiaries (a development stage company) as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of March 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended were audited by other auditors whose report dated July 21, 1995 thereon expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the cumulative amounts included for the year ended March 31, 1995, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Forestry International, Inc. and subsidiaries (a development stage company) as of March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 /s/ Gary L. Gethmann, CPA, Ltd.

Tucson Arizona
December 11, 1996
   except for Note 18 which is as of December 16, 1996

______________________________________________________________________________

                          FORESTRY INTERNATIONAL, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996

                                  ASSETS

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                               $         0
     NOTES AND ACCOUNTS RECEIVABLE,
       NET OF ALLOWANCE OF $624,529 (NOTE 9)                       2,609
     INVENTORY                                                    46,165
     PREPAID EXPENSES AND DEPOSITS                                46,131
                                                              ----------
          TOTAL CURRENT ASSETS                                    94,905
                                                              ----------

INVESTMENT - FORESTRY DEVELOPMENT COSTS                          882,359
                                                              ----------

PROPERTY AND EQUIPMENT (NOTES 6, 7 AND 11):
     LAND                                                      1,149,766
     BUILDING AND NURSERY FACILITIES                             334,057
     MACHINERY AND EQUIPMENT                                     141,442
     OFFICE EQUIPMENT                                             22,204
     COMPUTERS AND SOFTWARE                                       22,374
     VEHICLES                                                     65,814
                                                              ----------
                                                               1,735,657
     LESS ACCUMULATED DEPRECIATION                                79,928
                                                              ----------
          NET PROPERTY AND EQUIPMENT                           1,655,729
                                                              ----------

OTHER ASSETS:
     DEFERRED ACQUISITION COST                                   306,139
     ORGANIZATION EXPENSE,
       NET OF $6,555 ACCUMULATED AMORTIZATION                      3,528
     INTANGIBLE ASSETS (NOTE 8)                                        1
     DEFERRED INCOME TAX BENEFIT, NET OF $798,000
       VALUATION ALLOWANCE (NOTE 13)                                   0
                                                              ----------
          TOTAL OTHER ASSETS                                     309,668
                                                              ----------

TOTAL ASSETS                                                  $2,942,661
                                                              ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     CURRENT PORTION OF LONG TERM DEBT (NOTE 11)              $   12,184
     NOTES PAYABLE (NOTE 10)                                     172,831
     ACCOUNTS PAYABLE                                            545,559
     ACCRUED PAYROLL AND OTHER EXPENSES                          101,594
     INCOME TAX PAYABLE (NOTE 13)                                382,243
     DUE TO RELATED PARTIES (NOTE 12)                            127,050
                                                              ----------
          TOTAL CURRENT LIABILITIES                            1,341,461
                                                              ----------
LONG TERM DEBT - UNRELATED (NOTE 11)                           1,881,809

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
  EVENTS (NOTES 3, 9, 17 AND 18)                                       0

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 15):
     PREFERRED STOCK, PAR VALUE $.0001 PER SHARE,
       AUTHORIZED 10,000,000 SHARES                                    0
     COMMON STOCK, PAR VALUE $.0001 PER SHARE,
       AUTHORIZED 100,000,000 SHARES; ISSUED AND
       OUTSTANDING 9,205,699 SHARES                                  921
     CAPITAL IN EXCESS OF PAR VALUE                            3,550,953
     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE         (3,832,483)
                                                               ----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (280,609)
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $2,942,661
                                                               ==========

          (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
_____________________________________________________________________________

                      FORESTRY INTERNATIONAL, INC.
                     (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF OPERATIONS
            Years ended March 31, 1996 and 1995 and cumulative amounts from inception July 1, 1992 to March 31, 1996

                                      YEARS ENDED MARCH 31
                                        1996      1995            CUMULATIVE
                                     ---------------------        ----------
OPERATING REVENUE                   $213,115        $5,737         $619,163
COST OF SALES                         91,181         2,281          303,318
                                  ----------     ----------      ----------
     GROSS MARGIN                     121,934        3,456          315,845
                                  -----------    ----------      ----------
OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE
       EXPENSES (NOTES 11 AND 14)   1,176,152     1,397,036       3,525,267
     RESEARCH AND DEVELOPMENT           1,980        34,254         216,321
                                  -----------    ----------      ----------
     TOTAL OPERATING EXPENSES       1,178,132     1,431,290       3,741,588
                                  -----------    ----------      ----------
     OPERATING LOSS                (1,056,198)   (1,427,834)     (3,425,743)
                                  -----------    ----------      ----------
OTHER INCOME (EXPENSE):
     INTEREST AND DIVIDENDS            11,858       120,210         152,116
     REALIZED LOSS ON SALE OF
       MKT SECURITIES                       0       (40,647)        (48,727)
     INTEREST EXPENSE (NOTE 13)      (326,345)     (172,123)       (510,858)
     LOSS ON OFFERING (NOTE 4)       (254,084)            0        (254,084)
     GAIN (LOSS) FROM ABANDONMENT
       OF AUSTRALIAN OPERATIONS
       (NOTE6 AND 9):
          GAIN FROM NET ASSETS
            ABANDONED                  16,798             0          16,798
          PROVISION FOR BAD DEBT
            ON NOTE RECEIVABLE       (624,529)            0        (624,529)
     PENALTIES (NOTE 13)               40,494      (206,000)       (165,506)
     OTHER                                  0        31,337          31,337
                                   ----------    ----------      ----------
     TOTAL OTHER INCOME AND EXPENSE(1,135,808)     (267,223)     (1,403,453)
                                   ----------    ----------      ----------
LOSS BEFORE INCOME TAXES           (2,192,006)   (1,695,057)     (4,829,196)

INCOME TAXES BENEFIT (NOTE 13)       (198,983)     (502,330)       (996,713)
                                   ----------    ----------      ----------
NET LOSS                          ($1,993,023   ($1,192,727)    ($3,832,483)
                                   ==========    ===========     ==========

NET LOSS PER COMMON SHARE             ($0.22)        ($0.15)
                                   ==========     ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                  9,112,798      7,897,101
                                   ==========     ==========

                 (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
------------------------------------------------------------------------------
                           FORESTRY INTERNATIONAL, INC.
                          (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the period from July 1, 1992 (inception) through March 31, 1996
                                                        FOREIGN
                    COMMON STOCK    PAID IN             CURRENCY
                 --------- -------  CAPITAL              TRANS-      NET
                    N0                 IN     ACCUMU-    LATION     STOCK-
                    OF      PAR    EXCESS OF   LATED     ADJUST    HOLDERS'
                   SHARES  VALUE   PAR VALUE  DEFICIT     MENT      EQUITY
                 --------- ------- --------- ---------- --------- -----------
BEGINNING SHARES
 AFTER THE EFFECTS
 OF A 1-10 STOCK
 SPLIT AS OF
 DECEMBER 31,
 1992              639,781   6,398   (6,398)

ISSUANCE OF
 RESTRICTED
 COMMON STOCK    1,500,000   1,500    18,500                            20,000

CHANGE OF PAR
 VALUE TO $.0001
 PER SHARE AS OF
 DECEMBER 31, 1992           (7,684)   7,684

ISSUANCE OF COMMON
 STOCK FOR MARKET-
 ABLE SECURITIES
 VALUED AT
 TRANSFEROR'S
 HISTORICAL COST
 AS OF JANUARY 31,
 1993            2,750,000      275     (226)                               49

ISSUANCE OF
 COMMON STOCK
 FOR CONTRACTS
 AND TECHNOLOGY
 VALUED AT $1 AS
 OF JANUARY 31,
 1993            2,000,000      200     (199)                                1

ISSUANCE OF
 COMMON STOCK
 FOR CASH          114,588       11   114,394                          114,405

NET LOSS                                        (61,898)               (61,898)
                 ---------- ------- --------- ---------- -------- -----------
BALANCES AT
MARCH 31, 1993   7,004,369      700   133,755   (61,898)                72,557

ISSUANCE OF
 COMMON STOCK
 FOR CASH          824,633       83 1,021,028                        1,021,111

GAIN REALIZED
 ON SALE OF
 MARKETABLE
 SECURITIES
 RECEIVED JANUARY
 31,1993 IN
 EXCHANGE FOR
 COMMON STOCK,
 NET OF $1,057,800
 INCOME TAX                         1,613,462                        1,613,462

FOREIGN CURRENCY
 TRANSLATION
 ADJUSTMENT                                                  (988)        (988)

NET LOSS                                        (584,835)             (584,835)
                 ---------- ------- --------- ----------- -------- -----------

BALANCES AT
MARCH 31, 1994    7,829,002     783 2,768,245   (646,733)    (988)   2,121,307

ISSUANCE OF
 COMMON STOCK
 FOR CASH            69,244       7   112,155                          112,162

ISSUANCE OF
 COMMON STOCK
 TO EMPLOYEES
 AS COMPENSATION     24,567       2     5,247                            5,249

ISSUANCE OF
 COMMON STOCK
 IN EXCHANGE
 FOR RELATED
 PARTY STOCK        286,887      29   429,971                          430,000

EXCHANGE OF
 RELATED PARTY
 STOCK FOR
 COMMON STOCK      (286,887)    (29)  (395,171)                       (395,200)


GAIN REALIZED
 ON SALE OF
 MARKETABLE
 SECURITIES
 RECEIVED 1/31/93
 IN EXCHANGE
 FOR COMMON STOCK,
 NET OF $39,600
 INCOME TAX                              60,398                         60,398

FOREIGN
 CURRENCY
 TRANSLATION
 ADJUSTMENT                                              (146,811)    (146,811)

NET LOSS                                     (1,192,727)            (1,192,727)
                 ---------- ------- --------- ---------- -------- -----------
BALANCES AT
MARCH 31, 1995    7,922,813     792 2,980,845 (1,839,460) (147,799)    994,378

ISSUANCE OF
 COMMON STOCK
 FOR CASH         1,124,000     113   503,889                          504,002

ISSUANCE OF
 COMMON STOCK
 TO EMPLOYEES
 AS COMPENSATION    115,000      12     28,739                          28,751

ISSUANCE OF
COMMON STOCK
FOR ADVERTISING
SERVICES             33,886       3     27,481                          27,484

ISSUANCE OF
COMMON STOCK
TO SETTLE
DISPUTE WITH
FORMER EMPLOYEE      10,000       1      9,999                          10,000

FOREIGN
CURRENCY
TRANSLATION
ADJUSTMENT                                                 147,799     147,799

NET LOSS                                       (1,993,023)          (1,993,023)
                 ---------- ------- ---------- ----------- ------- -----------
BALANCES AT
MARCH 31, 1996    9,205,699     921  3,550,953 (3,832,483)       0    (280,609)
                 ========== ======= ========== =========== ======= ===========

          (See Accompanying Notes to Consolidated Financial Statement)
____________________________________________________________________________

                         FORESTRY INTERNATIONAL, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             Years Ended March 31, 1996 and 1995 and cumulative
           amounts from inception July 1, 1992 and March 31, 1996

                                              1996        1995     CUMULATIVE
                                            -------     --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                              ($1,993,023) ($1,192,727)  (3,832,483)
  ADJUSTMENTS TO RECONCILE NET LOSS:
    AMORTIZATION AND DEPRECIATION            98,228       38,467      143,611
    COMMON STOCK ISSUED FOR SERVICES         66,235            0       86,235
    SALE OF LAND AND TREES IN EXCHANGE
      FOR NOTE RECEIVABLE                         0            0     (703,199)
    LOSS FROM ABANDONMENT OF AUSTRALIAN
      OPERATIONS                            607,731            0      607,731
    LOSS ON SALE OF MARKETABLE SECURITIES         0       40,647       59,028
  (INCREASE) DECREASE IN:
    NOTES AND ACCOUNTS RECEIVABLE               891            0          891
    INVENTORY                                 5,201     (407,647)    (402,446)
    PREPAID EXPENSES AND DEPOSITS            11,597      (46,113)     (71,732)
    OTHER ASSETS                             98,290      (98,290)           0
  INCREASE (DECREASE) IN:
    INTEREST RECEIVABLE                           0            0       (3,376)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES   446,689      279,868      882,922
    INCOME TAX PAYABLE                     (210,027)    (209,730)    (715,157)
                                          ----------   ----------   ----------
    NET CASH USED BY OPERATING ACTIVITIES  (868,188)  (1,595,525)  (3,947,975)
                                          ----------   ----------   ----------

CASH FLOWS FROM (APPLIED TO) INVESTING ACTIVITIES:
  NOTES RECEIVABLE, NET                      43,005      303,065       88,953
  PURCHASE OF MARKETABLE SECURITIES               0     (290,000)    (593,916)
  PROCEEDS FROM SALE OF MARKETABLE SECURITIES     0      569,735      569,735
  PURCHASE OF INTANGIBLE ASSETS                   0     (224,886)    (224,886)
  PURCHASE OF PROPERTY AND EQUIPMENT       (142,176)    (785,819   (1,646,604)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                 0       63,798       63,798
  INCREASE IN FORESTRY DEVELOPMENT COSTS   (196,583)    (178,480)    (506,835)
  DEFERRED ACQUISITION COST                (306,139)           0     (306,139)
                                          ----------   ----------   ----------
  NET CASH USED BY  INVESTING ACTIVITIES   (601,893)    (542,587)  (2,555,894)
                                          ----------   ----------   ----------

CASH FLOWS FROM (APPLIED TO) FINANCING ACTIVITIES:
  ISSUANCE OF NOTES PAYABLE                 612,831    1,738,097    2,750,928
  REPAYMENT OF DEBT                         (78,555)    (400,000)    (478,555)
  NET (INCREASE) IN RELATED PARTY DEBT       77,050     (382,912)    (305,862)
  GAIN REALIZED ON SALE OF MARKETABLE
    SECURITIES RECEIVED IN EXCHANGE
    FOR STOCK                                     0       99,998    2,771,260
  ISSUANCE OF COMMON STOCK                  504,002      117,411    1,756,929
  OTHER ITEMS                                     0            0        9,169
                                         ----------   ----------   ----------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                             1,115,328    1,172,594    6,503,869
                                         ----------   ----------   ----------

TRANSLATION ADJUSTMENT                       147,79     (146,811)           0
                                         ----------   ----------   ----------

NET DECREASE IN CASH                       (206,954)  (1,112,329)           0
CASH, BEGINNING OF PERIOD                   206,954    1,319,283            0
                                         ----------   ----------   ----------
CASH, END OF PERIOD                      $        0   $  206,954   $        0
                                         ==========   ==========   ==========



                                             1996        1995      CUMULATIVE
                                         ----------   ----------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

     CASH PAID FOR INTEREST                $113,309     $90,744      $216,443

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     NOTE PAYABLE RELATING TO PURCHASE
       OF LAND                                 -        787,500     1,715,000

     NOTE PAYABLE RELATING TO PURCHASE
       OF EQUIPMENT                          48,426        -           48,426

     NOTE PAYABLE RELATING TO PURCHASE
       OF VEHICLE                            25,870        -           25,870

     PROVISION FOR INCOME TAX RELATING
       TO GAIN ON MARKETABLE SECURITIES
       APPLIED TO ADDITIONAL PAID IN
       CAPITAL                                 -         39,600     1,097,400

     NOTES RECEIVABLE IN EXCHANGE FOR
       SALE OF LAND AND TREES                  -            -         703,199

     COMMON STOCK ISSUED FOR MARKETABLE
       SECURITIES                              -            -              49

     COMMON STOCK ISSUED FOR CONTRACTS AND
       TECHNOLOGY                              -            -               1


             (SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS)
______________________________________________________________________________

                         FORESTRY INTERNATIONAL, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statement


(1)   Organization and Purposes

Plantation Capital corporation ("Plantation"), was incorporated in the State of Colorado on August 9, 1988, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships or sole proprietorships. On August 10, 1990, Plantation acquired RehabNet, Inc. through an exchange of stock. Subsequently, RehabNet, Inc. was merged into Plantation with a name change to RehabNet, Inc.

On September 18, 1992, the stockholders of RehabNet, Inc. approved the acquisition of all assets and the assumption of all liabilities of RehabNet, Inc. by an unrelated public entity in a tax-free stock exchange.

On January 2, 1993 the stockholders approved a name change to Forestry International, Inc. (The "Company").

On March 1, 1993, the Company acquired the exclusive right to the use of clonal research and development pertaining to the paulownia tree, a hardwood species developed by BioTech Plants Pty, Ltd. The company now plants, grows, develops and markets this rapid growing hardwood tree on a global basis. Future revenues of the Company are anticipated from the sale and distribution of seedlings, woodchips, saw logs, quality hardwood and syndication of plantations. The Company is in its development stage.

(2)   Summary of Significant Accounting Policies

      (a) Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Forestry International Pty Ltd. and International Forestry Products Pty Ltd., both of which are Australian based entities. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The subsidiary operates in a foreign currency which has been translated to U.S. dollars in consolidation. As of February 29, 1996 both subsidiary companies were abandoned and net assets were written off. A resulting gain net of the translation adjustment is reported in the consolidated statement of operations under other income (expense).

      (b) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

      (c) Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be forty years for buildings and five to seven years for equipment.

      (d)   Trading Securities

The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

      (e)   Inventory

The Company recorded inventory at cost for seedlings. Seedlings are expected to be sold within the next operating cycle.

      (f)   Capitalized Forestry Development Costs

Forestry development costs consisting of items such as seedling costs, labor, fertilizer, equipment rental, etc. are capitalized during the term from inception of the forest to the end of the term when the forest requires maintenance. This is normally after three years. These capitalized costs will be charged to expense on a per-tree allocation basis as the trees are harvested. No amortization expense has been recognized as of March 31, 1996.

       (g)   Intangible Assets

Intangible assets includes certain technology, contracts and a covenant not to compete which allows the Company an exclusive right to develop and utilize clonal tissue of the paulownia tree. This asset was acquired from an unrelated third party in exchange for 2,000,000 shares of common stock. The asset was valued at a nominal amount of $1.

       (h)   Organization Costs

Organization costs were recorded at cost and amortized over 60 months using the straight-line method. Amortization expense of $2,016 and $2,000 is included in operating expenses in the year ended March 31, 1996 and 1995 respectively.

       (i)   Revenue Recognition

The Company will recognize revenues from sales of seedlings, woodchips, saw logs, and high quality hardwood as such sales occur.

       (j)   Advertising

All advertising costs are expensed in the year incurred. Advertising expense was $41,920 and $5,860 for the years ended March 31, 1996 and 1995.

       (k)   Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

       (l)   Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are non-dilutive as of March 31, 1996 and 1995.

       (m)   Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment has been recognized in the statement of operations due to the abandonment of all foreign operations as of February 29, 1996.

        (n)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.


(3)     Liquidity

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the
satisfaction of liabilities in the normal course of business.   The Company has
a working capital deficit of $1,246,556 and a shareholders' deficit of $280,609 as of March 31, 1996. The Company did not generate cash flow from operations in 1996 or 1995. The consolidated financial statements also include capitalized forestry development costs of $882,359, the recoverability of which is dependent on the future market value of the harvested trees. Further, the Company has not paid its fiscal 1994 Federal and state corporate income tax liabilities including penalties and interest (note 13). The Company's business plan calls for the issuance of equity securities which management believes will be adequate to provide the Company with cash flow to acquire additional operating companies ( note 18), to pay income taxes, interest and penalties and to fund its operations.

(4)     Private Placement Offering

On July 5, 1995 the Company commenced a confidential private placement offering under Regulation D of the Securities Act of 1933 in the maximum amount of $2,500,000. The offering was underwritten by Argent Securities, Inc. on a best efforts basis. The proceeds of the offering were to be directed to the acquisition of an operating business and for funding operations. As of March 31, 1996 the offering had been abandoned. Management is pursuing other avenues to complete its financial placement needs. A charge of $254,084 was written off against income in the current year for costs incurred in this transaction.

(5)    Acquisition

On February 17, 1995, the company, through newly-formed corporations in Australia, Bio-Nursery Pty Ltd ("Bio-Nursery") and Bio-Plants Pty Ltd ("Bio-Plants"), entered into an agreement with Mr. Timothy David Rundle and Mrs. Roslyn Lee Rundle, neither of whom were then affiliated with the Company or any of its subsidiaries, to acquire a business from the Rundles, as well as certain personal assets (including goodwill and intellectual property) and real estate then being used by the Rundles in the conduct of their business (collectively, "Canungra"), which involved the provision of volume production nursery facilities, as well as the research and development of plant varieties, the propagation and maintenance of bio-stock and the growing and harvesting of bio-stock.

Canungra was purchased for $825,000. The purchase price was allocated as follows: $262,500 - land;$150,000 - buildings and improvements;$206,250 - plant and equipment; and $206,250 - cost in excess of net assets acquired. The purchase price for Canungra was paid as follows: (i) a promise to pay or otherwise satisfy $618,750 of debts of Canungra, (ii) $37,500 in cash on or before March 31, 1995, and (iii) a $168,750 note payable due in five years, which is interest free but is secured by a lien against the real estate purchased.

The Rundles, as a part of their agreement with Bio-Nursery and Bio-Plants, have greed not to compete against either entity in the same or any similar business of Canungra. Mr. Rundle, at closing, also entered into an employment agreement with Bio-Nursery and Bio-Plants pursuant to which Mr. Rundle has agreed to act as the manager of Canungra for a five year term which began on January 31, 1995, and will end on January 31, 2000, in exchange for a salary and bonus.

(6)      Abandonment of Australian Subsidiaries

On February 29, 1996, the Company had exhausted all means of refinancing the assets acquired from the Rundles (note 5) and elected to abandon the project. The Rundles foreclosed on the assets they had previously sold to the Company. The Company sustained a loss on the abandonment of approximately $35,000 which is included in the consolidated statement of operations as part of the "Gain
(Loss) from Abandonment of Australian Operations".

On the same date the Company elected to abandon the net assets of Forestry International, Pty. Ltd., another wholly-owned Australian subsidiary. The Company realized a gain on the abandonment due to elimination of liabilities related to the assets abandoned of approximately $52,000 which is included in the March 31, 1996 consolidated statement of operations and classified as part of the "Gain (Loss) from Abandonment of Australian Operations".

Operating loss for the year ended March 31, 1996 includes a loss of approximately $288,000 from Australian operations prior to the abandonment of Australian subsidiaries.

As of March 31, 1996, all assets from the Australian operations have been removed from the asset accounts and intangible assets.

(7)     Property and Equipment

On March 1, 1994, the company purchases 1,634 acres of land and buildings from an unrelated party in Hancock, Georgia, USA for $1,346,648 and issued a note to the seller for $927,500 . Over 1,000 acres of the property have been planted with paulownia, pine and pecan plantations.

On March 1, 1994, the Company purchased 449 acres of land from an unrelated party in Hancock, Georgia, USA for $231,968 cash. On March 10, 1995, the Company sold 125.55 acres of the 449 acres of land to an unrelated party. Subsequent to the balance sheet date the Company sold the remaining acreage to an unrelated party for $137,271 resulting in a loss of approximately $27,000.

(8)     Intangible Assets

The Company's acquired technology consists of (i) a stock of paulownia trees selectively propagated for rapid growth and disease free reproductive capability and (ii) certain proprietary silviculture procedures designed to improve or enhance the natural properties, traits and characteristics of this tree species. The technology provides the necessary knowledge for laboratory reproduction of the paulownia tree through clonal tissue procedures and required years of research and development which allows the Company to produce vast quantities and genealogically similar disease free trees in a fraction of the time normally required for natural reproduction. The Company is utilizing this technology to provide a supply of paulownia seedlings for sale to domestic and world markets and to provide seedlings for paulownia plantations owned by the company and its potential joint venture partners.

The technology was acquired January 31, 1993 in exchange for 2,000,000 shares of common stock. The agreement commits the sellers to a covenant not to compete for 20 years and also grants them an option for five years to purchase an additional 2,750,000 shares of restricted common stock at a price of $1 per share. The technology was recorded by the Company at a nominal value of $1.

(9)     Notes Receivable

On March 15, 1994, the company's subsidiary sold land and trees to an unrelated party for total consideration of $703,198 which consisted of a down payment of $210,960 and a note receivable of $492,238 due in quarterly installments through March 15, 1995, plus interest at 17%. The buyer defaulted on the loan and the debt was restructured in a settlement in May
1995 which requires the loan to be secured by 210,000 shares of common stock of Wincanton Corporation, U.S. public reporting entity, and 200,000 shares of common stock of Work Recovery, Inc., a U.S. public reporting entity. Under the terms of the settlement agreement, the company was to receive 12 monthly principal installments of $45,906 plus a balloon payment of $110,175 by June 30, 1996. Additionally, interest will be calculated daily and paid monthly in arrears at the rate of 12%. As of December 11, 1996 this note was sixteen months in arrears. The Company is attempting to collect on its collateral and guarantees at this time but does not expect payment. As of March 31, 1996 a bad debt allowance of $624,529 representing 100% of the outstanding balance receivable plus accrued interest was established. The Company intends to pursue all legal means available to recover these funds in the future.

(10)     Notes Payable

On February 17, 1995, the company entered into a contract to purchase Canungra Flower Co. including land, buildings, plant and equipment and assumed $614,288 under secured bank loans. The loans are secured in full by a floating charge over all of the assets, including land and buildings of the Canungra property. Interest at approximately 12% is due monthly with the entire principal balance due by February 17, 1996. This refinancing note was being negotiated with the banking institution and the due date had been extended to February 29, 1996. On February 29, 1996, the company had exhausted all means of refinancing the assets acquired in this transaction and had elected to abandon the project. No further liability is due on this note because the assumption of the debt was not completed.

On September 11, 1995 the Company borrowed $75,000 from an individual to finance operations. The note accrues interest at the rate of 15% per annum plus a bonus
of 18,750 shares.   The Company defaulted on the note and signed a settlement
agreement on February 28, 1996. Under the terms of the agreement, the Company transferred 175,000 free trading Forestry International shares to the note holder. On April 24, 1996, after the sale and liquidation of the shares, the net proceeds were applied against the principal and accrued interest on the note. Any remaining principal balance or accrued interest after the sale of the shares must be satisfied by the Company, with the Company arranging for the delivery of additional shares to the individual for continued sale and liquidation until such time as the principal and interest are paid in full. Management is negotiating a further final settlement on this note.

On September 22, 1995 the Company signed a note in the amount of $95,218 due in twelve equal monthly installments with interest at 12% per annum for legal fees due a former attorney of the Company. In the event of default interest would increase to 18%. The note is secured by a parcel of land in Georgia owned by the Company. The property was sold subsequent to year end and net proceeds satisfied the note plus accrued interest in full. (note 17)

In September, 1995 a dispute with a former employee was settled and included the issuance of a note for $4,180 due in eight monthly installments without interest. At maturity any unpaid principal will bear interest at 10%. The balance of the note at March 31, 1996 was $2,613.

(11)     Long-term Debt

A summary of unrelated long-term debt at March 31, 1996 follows:

     Note payable to unrelated party, 8% interest
     bearing; interest payments are due quarterly
     through March 1, 1999 at which time the total
     principal balance becomes due; secured by
     Georgia plantation and buildings.                     $  927,500

     Note payable to unrelated party, 12% interest
     bearing; principal and interest due April 1,
     1999; secured by Georgia plantation and
     buildings.                                               905,329

     Other - equipment notes                                   50,374

     Capital lease for machinery and equipment
     costing $10,790 and accumulated depreciation
     as of March 31, 1996 of $128.                             10,790
                                                         ------------
                                                            1,893,993

     Less current maturities                                   12,184
                                                         ------------
                                                         $  1,881,809
                                                         ============

Maturities of long-term debt for the next five years as of March 31, 1996 are as follows:

                        Long Term Debt   Capital Leases         Total
                      ---------------   ---------------     ----------
          1997        $      9,569      $       5,457       $   15,026
          1998              10,699              5,457           16,156
          1999             939,463              5,457          944,920
          2000             915,067                -            915,067
          2001               8,405                -              8,405
                      ---------------   ---------------     ----------
                         1,883,203             16,371        1,899,574
 Less interest                -                 5,581            5,581
                      ---------------   ---------------     ----------
                         $1,883,203      $     10,790       $1,893,993
                      ===============   ===============     ==========


(12)     Due to Related Parties and Related Party Expenses

The Company has a note payable due to a corporation related to the Company president through common ownership. The principal balance is $113,550 and the interest accrues on the note at 12% per annum. The note is secured by office furniture and an automobile and is due on demand.

As of March 31, 1996, the Company owed $13,500 to the brother of the Company president for loans made through the period ended March 31, 1996.

Consulting expenses of $6,000 were paid to an officer of the Company and $3,163 to a relative of an officer of the Company during the year ended March 31, 1996. Both amounts were included in operating expenses for the year.


(13)     Income Taxes

At March 31, 1996 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,880,000 and $2,221,000 respectively. The federal loss is from operations for the year ended March 31, 1996 and will expire after the year ended March 31, 2011. The state loss is also from operations of which $159,000 relates to the year ended March 31, 1994, $841,000 relates to the year ended March 31, 1995 and $1,221,000 relates to the yare ended March 31, 1996. The state loss carryovers will expire in the following years:

                    2000      $  318,000
                    2001         444,000
                    2009         159,000
                    2010         523,000
                    2011         777,000
                             -----------
                              $2,221,000
                             ===========

Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $798,000. Realization of this tax benefit depends upon the Company's future revenue from its post balance sheet date acquisition, Dixieland Forest
Products (note 18) and future income from sales of trees currently growing on the Company plantation in Georgia. Management is unable to predict whether such revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore a valuation allowance of $798,000 has been provided to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilized the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

At December 31, 1995 the Company had a deferred tax asset with a 100% valuation allowance of $200,300 relating to net operating losses of Australian subsidiaries. Due to the abandonment of the Australian operations February 29, 1996 (note 6) the deferred tax asset and related allowance have been eliminated.

Significant components of the provision for income taxes for the year ended March 31, 1996 and 1995 are as follows:
                                                  Years Ended March 31
                                           --------------------------------
                                                 1996             1995
                                           --------------     -------------
        Current income tax (benefit):
               Federal                       $ (198,983)        $ (502,330)
               State                               -                 -
                                           --------------     -------------
                                             $ (198,983)        $ (502,330)
                                           ==============     =============

          Deferred income tax (benefit):
               Federal                       $  639,000        $     -
               Australia                           -              200,300
               Less allowance                  (639,000)         (200,300)
                                           --------------     -------------
                                                   -                 -
                                           --------------     -------------
               State                            159,000            86,480
               Less Allowance                  (159,000)          (86,480)
                                           --------------     -------------
               Total deferred tax benefit    $     -           $     -
                                           ==============     =============

The current income tax liability consist of the following:

          Balance due from year ended March 31, 1994:
               Federal tax                                  $     -
               Federal penalties                               164,410
               Federal interest                                100,979
               State tax                                       100,637
               State penalties - waived                           -
               State interest                                   16,217
                                                            ----------
                                                             $ 382,243
                                                            ==========

The 1994 tax returns have been audited by both the federal and state taxing authorities and the tax returns have been accepted as filed. The penalties assessed relate to the late filing and late payment. All federal tax liabilities were eliminated by subsequent net operating loss carrybacks. Management is negotiating for reduction of the assessed penalties. A federal tax lien has been filed against the Georgia plantation for the unpaid federal tax liability. A reconciliation of the provision for income taxes to the federal statutory rate is:

                                              Years Ended March 31
                                             ----------------------
                                               1996         1995
                                             ----------  ----------
      Statutory federal rate                    34.0%      34.0 %
      Change in valuation allowance              -        ( 3.7)
                                             ----------  ----------
                                                34.0 %     30.3 %
                                             ==========  ==========

(14)      Operating Lease

The company shares office space in Tucson, Arizona with an unrelated company. Both companies have signed a lease beginning March 1, 1995 which expires February 28, 1999 requiring a fixed monthly rent which increases annually a the greater of the CPI or 4%. Each company pays its share of rent based upon an allocation measured by area used. Rent expense for the years ended March 31, 1996 and 1995 were $21,774 and $31,103. Future minimum rentals for the years ending March 31 are as follows:

                    1997        $ 16,938
                    1998          17,509
                    1999          16,683
                    Thereafter      -
                               ---------
                                $ 51,130
                               =========

(15)     Stock Options

The company granted stock options to three shareholder in January 1993 in conjunction with the acquisition of technology. The options are exercisable for five years from the date of grant. The options allow the holders to obtain up to 2,750,000 shares of common stock at a price of $1.00 per share. No options have been exercised or canceled as of March 31, 1996. These options are exchangeable for restricted stock, that upon issuance cannot be converted to free trading common stock for two years, thus it is considered non-dilutive. The Company has placed 500,000 options on legal hold and will pursue legal alternatives to cancel 1,750,000 options issued above because of violations of the covenant against competition from the holders of these options.

On December 20, 1995 the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The option can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At March 31, 1996 there were no options exercisable or exercised.


(16)     Segment and Foreign Operations

The Company operates in one industry segment: the development, planting, growth and marketing of a hardwood tree species. The foreign subsidiaries operated in Australia until February 29, 1996 at which time all foreign operations and net assets were abandoned (note 6).


(17)     Subsequent Events

Subsequent to March 31, 1996 the Company has settled $640,183 in liabilities by the issuance of 2,490,985 shares of common stock.

In August and September, 1996 the Company sold 3,915 growing Paulownia trees at its Georgia Plantation for $43,500. The sales agreement requires the Company to identify the trees or the acreage on which they stand and maintain the trees for one year.

On September 17, 1996 the company entered into an agreement to form a joint venture with an English investment firm which would require the Company to locate and acquire existing operating companies by use of funds to be provided by the investment firm. As of December 11, 1996 no action has been taken by either party to proceed with the joint venture.

On November 26, 1996 an escrow agent received $1,125,000 on behalf of the Company to be used only in connection with the acquisition of Dixieland Forest Products, Inc. If the acquisition is not completed the escrow agent is to return the funds. If the acquisition is completed 1,500,000 shares of common stock are to be issued under a Regulation S subscription agreement. The acquisition was completed December 16, 1996 (note 18).


(18)    Acquisition

On December 16, 1996 the Company completed the acquisition of 100% of the outstanding stock of Dixieland Forest Products, Inc. ("DFP") for total
consideration of $1,850,000.   The total price is to be paid by $400,000
cash as closing, by delivery of 250,000 shares of common restricted stock of the Company on January 3, 1997, by delivery of 400,000 free tradeable shares of the company on or before January 3, 1997 and, at closing, a $750,000 note bearing interest at 7% due in quarterly installments over 10 years. The company is obligated to remove the seller from all personal guarantees to Dixieland debt by March 30, 1997. The agreement is collateralized by a stock pledge agreement. The seller also received a two year employment contract requiring an annual salary of $100,000 plus benefits and "bonus payments" based on defined operating results. The Company has signed a five year lease for real property owned by the seller for annual rent of $100,000 triple net. The seller had previously been paid $200,000 as a down payment on December 1, 1995 and the Company incurred legal and accounting fees of $106,139 to March 31, 1996 all of which is included in other assets as deferred acquisition costs.

DFP reports financial information on a calendar year. The following unaudited pro forma condensed combined financial information assumes the acquisition occurred at the beginning of the Company's fiscal year and includes information for DFP for its year ended December 31, 1995 and the Company for its year ended March 31, 1996.

               Net sales                $    8.087,768
               (Loss) from operations         (815,211)
               Net (loss)                   (1,881,069)
               Net (loss) per share              (0.19)

_____________________________________________________________________________


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


Forestry International, Inc.
----------------------------------
(Registrant)

By: /s/ David L. Shorey, President
   -------------------------------
   (Signature and Title)

January 28, 1997
----------------------------------
Date