Form 10QSB
period 1996-06-30
FORESTRY INTERNATIONAL INC
filed 1997-02-05
CIK 918411

Form 10-QSB
                      QUARTERLY OR TRANSITION REPORT
                        UNDER SECTION 13 OR 15(d)

                (As last amended by 34-2231, eff. 6/3/93)

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)
/ X /   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended:      June 30, 1996


/   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


                       Forestry International, Inc.
------------------------------------------------------------------------------
       (Name of small business issuer as specified in its charter)

                               0-23310
------------------------------------------------------------------------------
                         Commission File Number

           Colorado                                 84-1116284
----------------------------------    ----------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

3573 E. Sunrise Dr. Ste 225,
Tucson, AZ                                              85718
----------------------------------    ---------------------------------------
(Address of principal executive                     (Zip Code)
 officers)

Issuer's telephone number: (520) 299-9447

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for he past 90 days.
/ X / Yes /   / No


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.         N/A   Yes         No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of December 31, 1996, registrant had one class of commons stock, of which 14,300,000 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):
/   / Yes / X /  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)

==============================================================================

PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          FORESTRY INTERNATIONAL, INC
                         (A Development Stage Company)
                               BALANCE SHEET



                                          JUNE 30, 1996
                                           (UNAUDITED)       MARCH 31, 1996
                                          -------------     --------------
               ASSETS

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                  $4,489                 $0
     NOTES AND ACCOUNTS RECEIVABLE,
        NET OF ALLOWANCE                         6,184              2,609
     INVENTORY                                  39,627             46,165
     PREPAID EXPENSES AND DEPOSITS              44,387             46,131
                                             ----------         ----------
          TOTAL CURRENT ASSETS                  94,687             94,905
                                             ----------         ----------

INVESTMENT - FORESTRY DEVELOPMENT COSTS        871,189            882,359
                                             ----------         ----------

PROPERTY AND EQUIPMENT (NOTES 4 AND 8):
     LAND                                      985,423          1,149,766
     BUILDING AND NURSERY FACILITIES           332,273            334,057
     MACHINERY AND EQUIPMENT                   144,500            141,442
     OFFICE EQUIPMENT                           44,335             22,204
     COMPUTERS AND SOFTWARE                     22,374             22,374
     VEHICLES                                   65,813             65,814
                                             ----------         ----------
                                             1,594,718          1,735,657
     LESS ACCUMULATED DEPRECIATION              94,295             79,928
                                             ----------         ----------
          NET PROPERTY AND EQUIPMENT         1,500,423          1,655,729
                                             ----------         ----------

OTHER ASSETS:
     DEFERRED ACQUISITION COST                 306,139            306,139
     ORGANIZATION EXPENSE , NET OF $7,059
        AND $6,555 ACCUMULATED
        AMORTIZATION                             3,024              3,528
     INTANGIBLE ASSETS (NOTE 5)                      1                  1
     DEFERRED INCOME TAX BENEFIT, NET
        OF $891,973 AND $798,000
        VALUATION ALLOWANCE (NOTE 10)                0                  0
                                            -----------        -----------
          TOTAL OTHER ASSETS                   309,164            309,668
                                            -----------        -----------

TOTAL ASSETS                                $2,775,463         $2,942,661
                                            ===========        ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     CURRENT PORTION OF LONG TERM DEBT
       (NOTE 8)                                $13,041           $12,184
     NOTES PAYABLE (NOTE 7)                     49,874           172,831
     ACCOUNTS PAYABLE                          213,804           545,559
     ACCRUED PAYROLL AND OTHER EXPENSES        146,725           101,594
     INCOME TAX PAYABLE (NOTE 10)              382,243           382,243
     DUE TO RELATED PARTIES (NOTE 9)           128,050           127,050
                                             ----------        ----------
          TOTAL CURRENT LIABILITIES            933,737         1,341,461
                                             ----------        ----------

LONG TERM DEBT - UNRELATED (NOTE 8)          1,698,260         1,881,809

COMMITMENTS, CONTINGENCIES AND
   SUBSEQUENT EVENTS (NOTES 3, 6, 12
   AND 13)                                           0                 0

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 11):
     PREFERRED STOCK, PAR VALUE $.0001
        PER SHARE, AUTHORIZED 10,000,000
        SHARES                                       0                 0
     COMMON STOCK, PAR VALUE $.0001 PER
        SHARE, AUTHORIZED 100,000,000 SHARES;
        ISSUED AND OUTSTANDING 11,827,934
        SHARES                                   1,183               921
     CAPITAL IN EXCESS OF PAR VALUE          4,209,748         3,550,953
     DEFICIT ACCUMULATED DURING THE
        DEVELOPMENT STAGE                   (4,067,465)       (3,832,483)
                                            -----------      ------------
          TOTAL STOCKHOLDERS' EQUITY
             (DEFICIT)                         143,466          (280,609)
                                            -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                         $2,775,463        $2,942,661
                                            ===========      ============


               (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
==============================================================================

                         FORESTRY INTERNATIONAL, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
          Three months ended June 30, 1996 and 1995 and cumulative
             amounts from inception July 1, 1992 to June 30, 1996



                                     THREE MONTHES ENDED JUNE 30
                                       1996             1995
                                     UNAUDITED)                    CUMULATIVE
                                     ----------       ----------   ----------
OPERATING REVENUE                       $19,119          $3,888      $638,282
COST OF SALES                             8,738             949       312,056
                                     ----------       ----------   ----------
     GROSS MARGIN                        10,381           2,939       326,225
                                     ----------       ----------   ----------
OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE
       EXPENSES (NOTE 8)                154,028         304,221      3,679,295
     RESEARCH AND DEVELOPMENT                 0           1,980        216,321
                                     -----------      ----------   -----------
     TOTAL OPERATING EXPENSES           154,028         306,201      3,895,615
                                     -----------      ----------   -----------
     OPERATING LOSS                    (143,646)       (303,262)    (3,569,390)
                                     -----------      ----------   -----------
OTHER INCOME (EXPENSE):
     INTEREST AND DIVIDENDS                   0              78        152,116
     REALIZED GAIN ( LOSS) ON SALE
       OF MKT SECURITIES                      0               0        (48,727)
     INTEREST EXPENSE (NOTE 10)         (62,374)        (62,284)      (573,232)
     LOSS ON SALE OF LAND               (27,220)              0        (27,220)
     LOSS ON OFFERING                         0               0       (254,084)
     GAIN (LOSS) FROM ABANDONMENT OF
        AUSTRALIAN OPERATIONS (NOTE
        6 AND 9):
          GAIN FROM NET ASSETS ABANDONED      0              0          16,798
          PROVISION FOR BAD DEBT ON NOTES
            AND ACCOUNTS RECEIVABLE      (1,741)             0        (626,270)
     PENALTIES (NOTE 10)                      0              0        (165,506)
     OTHER                                    0            255          31,337
                                      -----------    ----------     -----------
          TOTAL OTHER INCOME
            AND EXPENSE                 (91,335)       (61,951)     (1,494,788)
                                      -----------    ----------     -----------
LOSS BEFORE INCOME TAXES               (234,982)      (365,213)     (5,064,179)

INCOME TAXES BENEFIT (NOTE 10)                0       (145,000)       (996,713)
                                      -----------    -----------    -----------
NET LOSS                              ($234,982)     ($220,213)    ($4,067,466)
                                      ===========    ===========    ==========

NET LOSS PER COMMON SHARE                ($0.02)        ($0.03)
                                      ===========    ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                      10,690,717      7,949,197
                                      ===========    ===========


                 (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
=============================================================================

                          FORESTRY INTERNATIONAL, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the period from July 1, 1992 (inception) through June 30, 1996



                                       COMMON STOCK      PAID IN                  FOREIGN
                                     --------- -------  CAPITAL IN               CURRENCY        NET
                                     NUMBER      PAR    EXCESS OF  ACCUMULATED TRANSLATION STOCKHOLDERS'
                                     OF SHARES  VALUE   PAR VALUE    DEFICIT   ADJUSTMENT     EQUITY
                                     --------- -------  ---------  ----------   -----------  -----------
BEGINNING SHARES AFTER THE EFFECTS
     OF A 1-10 STOCK SPLIT AS OF
     DECEMBER 31, 1992                 639,781   6,398    (6,398)

ISSUANCE OF RESTRICTED COMMON STOCK  1,500,000   1,500    18,500                              20,000

CHANGE OF PAR VALUE TO $.0001 PER
     SHARE AS OF DECEMBER 31, 1992              (7,684)    7,684

ISSUANCE OF COMMON STOCK FOR
     MARKETABLE SECURITIES VALUED
     AT TRANSFEROR'S HISTORICAL
     COST  AS OF JANUARY 31, 1993    2,750,000     275      (226)                                 49

ISSUANCE OF COMMON STOCK FOR
     CONTRACTSAND TECHNOLOGY
     VALUED AT $1 AS OF
     JANUARY 31, 1993                2,000,000     200      (199)                                  1

ISSUANCE OF COMMON STOCK FOR CASH      114,588      11    114,394                            114,405

NET LOSS                                                            (61,898)                 (61,898)
                                     ---------   ------- --------- ----------   ---------  ----------
BALANCES AT MARCH 31, 1993           7,004,369     700    133,755   (61,898)                  72,557

ISSUANCE OF COMMON STOCK FOR CASH      824,633      83  1,021,028                          1,021,111

GAIN REALIZED ON SALE OF MARKETABLE
     SECURITIES RECEIVED JANUARY 31,
     1993 IN EXCHANGE FOR COMMON
     STOCK, NET OF $1,057,800
     INCOME TAX                                         1,613,462                          1,613,462

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                                                   (988)         (988)

NET LOSS                                                           (584,835)                (584,835)
                                     ---------  -------  --------- ----------  ----------  ----------
BALANCES AT MARCH 31, 1994           7,829,002     783   2,768,245 (646,733)      (988)    2,121,307

ISSUANCE OF COMMON STOCK FOR CASH       69,244       7     112,155                           112,162

ISSUANCE OF COMMON STOCK TO
     EMPLOYEES AS COMPENSATION          24,567       2       5,247                             5,249

ISSUANCE OF COMMON STOCK IN
     EXCHANGE FOR RELATED
     PARTY STOCK                       286,887      29     429,971                           430,000

EXCHANGE OF RELATED PARTY STOCK
     FOR COMMON STOCK                 (286,887)    (29)   (395,171)                         (395,200)

GAIN REALIZED ON SALE OF MARKETABLE
     SECURITIES RECEIVED 1/31/93 IN
     EXCHANGE FOR COMMON STOCK, NET
     OF $39,600 INCOME TAX                                  60,398                            60,398

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                                                 (146,811)   (146,811)

NET LOSS                                                            (1,192,727)           (1,192,727)
                                     ---------  -------  ---------  ----------  --------- -----------
BALANCES AT MARCH 31, 1995           7,922,813    792    2,980,845  (1,839,460) (147,799)    994,378

ISSUANCE OF COMMON STOCK FOR CASH    1,124,000    113      503,889                           504,002

ISSUANCE OF COMMON STOCK TO
     EMPLOYEES AS COMPENSATION         115,000     12       28,739                            28,751

ISSUANCE OF COMMON STOCK FOR
     ADVERTISING SERVICES               33,886      3       27,481                            27,484

ISSUANCE OF COMMON STOCK TO SETTLE
     DISPUTE WITH FORMER EMPLOYEE       10,000      1        9,999                            10,000

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                                                  147,799     147,799

NET LOSS                                                            (1,993,023)           (1,993,023)
                                     ---------  -------  ---------  ---------- ---------- -----------
BALANCES AT MARCH 31, 1996           9,205,699    921    3,550,953  (3,832,483)        0    (280,609)

ISSUANCE OF COMMON STOCK FOR NOTE
     PAYMENTS IN LIEU OF CASH        1,231,727    123      301,573                           301,696

ISSUANCE OF COMMON STOCK FOR
     SERVICES                        1,390,508    139      357,222                           357,361

NET LOSS                                                              (234,982)             (234,982)
                                    ---------- -------  ---------  ----------  ---------- -----------
BALANCES AT JUNE 30, 1996           11,827,934 $1,183   $4,209,748  $4,067,465)        $0   $143,466
                                    ========== =======  =========  ==========  ========== ===========

               (See Accompanying Notes to Financial Statements)
==============================================================================

                         FORESTRY INTERNATIONAL, INC.
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
           Three Months Ended June 30, 1996 and 1995 and cumulative
             amounts from inception July 1, 1992 and June 30, 1996

                                               1996       1995     CUMULATIVE
                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                 ($234,982)  ($220,213)  (4,067,465)
  ADJUSTMENTS TO RECONCILE NET LOSS:
    AMORTIZATION AND DEPRECIATION             14,871      25,854      158,482
    COMMON STOCK ISSUED FOR SERVICES         357,361           0      443,596
    SALE OF LAND AND TREES IN
       EXCHANGE FOR NOTE RECEIVABLE                0           0     (703,199)
    LOSS FROM ABANDONMENT OF AUSTRALIAN
       OPERATIONS                                  0           0      607,731
         LOSS ON SALE OF MARKETABLE
           SECURITIES                              0           0       59,028
         LOSS ON SALE OF PROPERTY AND
           EQUIPMENT                          27,220           0       27,220
   (INCREASE) DECREASE IN:
     NOTES AND ACCOUNTS RECEIVABLE            (3,575)     57,342       (2,684)
     INVENTORY                                 6,538     (26,773)    (395,908)
     PREPAID EXPENSES AND DEPOSITS             1,744      17,597      (69,988)
     OTHER ASSETS                                  0           0            0
   INCREASE (DECREASE) IN:
     INTEREST RECEIVABLE                           0           0       (3,376)
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES  (286,624)    (19,036)     596,298
     INCOME TAX  PAYABLE                           0    (145,000)    (715,157)
                                           ----------  ----------  -----------
     NET CASH USED BY OPERATING ACTIVITIES  (117,447)   (310,229)  (4,065,422)
                                           ----------  ----------  -----------
CASH FLOWS FROM (APPLIED TO) INVESTING ACTIVITIES:
   NOTES RECEIVABLE, NET                           0       5,376       88,953
   PURCHASE OF MARKETABLE SECURITIES               0           0     (593,916)
   PROCEEDS FROM SALE OF MARKETABLE
     SECURITIES                                    0           0      569,735
   PURCHASE OF INTANGIBLE ASSETS                   0       7,885     (224,886)
   PURCHASE OF PROPERTY AND EQUIPMENT        (23,404)    (78,395)  (1,670,008)
   PROCEEDS FROM SALE OF PROPERTY
     AND EQUIPMENT                           137,123           0      200,921
   INCREASE IN FORESTRY DEVELOPMENT
     COSTS                                    11,170     (83,430)    (495,665)
   DEFERRED ACQUISITION COST                       0           0     (306,139)
                                          ----------   ----------  -----------
   NET CASH PROVIDEDD BY INVESTING
     ACTIVITIES                              124,889    (148,564)  (2,431,005)
                                          ----------   ----------  -----------
CASH FLOWS FROM (APPLIED TO) FINANCING ACTIVITIES:
   ISSUANCE OF NOTES PAYABLE                  87,172      47,301    2,838,100
   REPAYMENT OF DEBT                         (91,125)    (15,770)    (569,680)
   NET (INCREASE) IN RELATED PARTY DEBT        1,000      28,166     (304,862)
   GAIN REALIZED ON SALE OF MARKETABLE
     SECURITIES RECEIVED IN EXCHANGE
     FOR STOCK                                     0           0    2,771,260
   ISSUANCE OF COMMON STOCK                        0     332,682    1,756,929
   OTHER  ITEMS                                    0     (34,786)       9,169
                                           ----------  -----------  ----------
   NET CASH USED BY FINANCING ACTIVITIES      (2,953)    357,593    6,500,916
                                           ----------  -----------  ----------

TRANSLATION ADJUSTMENT                             0     (52,017)           0
                                           ----------  ----------   ----------

NET DECREASE IN CASH                           4,489    (153,217)       4,489
CASH, BEGINNING OF PERIOD                          0     206,954            0
                                           ----------  ----------   ----------
CASH, END OF PERIOD                           $4,489     $53,737       $4,489
                                           ==========  ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     CASH PAID FOR INTEREST                  $49,316     $27,550     $265,759

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  NOTE PAYABLE RELATING TO PURCHASE OF LAND     -         80,825    1,715,000

  NOTE  PAYABLE RELATING TO PURCHASE OF
    EQUIPMENT                                   -           -          48,426

  NOTE PAYABLE RELATING TO PURCHASE OF
    VEHICLE                                     -           -          25,870

  PROVISION FOR INCOME TAX RELATING TO
    GAIN ON MARKETABLE SECURITIES APPLIED
    TO ADDITIONAL PAID IN  CAPITAL              -           -       1,097,400

  NOTES RECEIVABLE IN EXCHANGE  FOR SALE
    OF LAND AND TREES                           -           -         703,199

  COMMON STOCK ISSUED FOR MARKETABLE
    SECURITIES                                  -           -              49

  COMMON STOCK ISSUED FOR CONTRACTS AND
    TECHNOLOGY                                  -           -               1

  COMMON STOCK ISSUED FOR REPAYMENT OF
    DEBT                                    301,696         -         301,696



              (SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS)
==============================================================================

                        FORESTRY INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 1996


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

On January 2, 1993, the stockholders approved a name change to Forestry International, Inc. (The "Company").

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


        (a) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

       (b)   Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be forty years for buildings and five to seven years for equipment.


       (c)   Trading Securities

The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

       (d)   Inventory

The Company recorded inventory at cost for seedlings. Seedlings are expected to be sold within the next operating cycle.

       (e)   Capitalized Forestry Development Costs

Forestry development costs consisting of items such as seedling costs, labor, fertilizer, equipment rental, etc. are capitalized during the term from inception of the forest to the end of the term when the forest requires maintenance. This is normally after three years. These capitalized costs will be charged to expense on a per-tree allocation basis as the trees are harvested. No amortization expense has been recognized as of June 30, 1996.

       (f)   Intangible Assets

Intangible assets includes certain technology, contracts and a covenant not to compete which allows the Company an exclusive right to develop and utilize clonal tissue of the paulownia tree. This asset was acquired from an unrelated third party in exchange for 2,000,000 shares of common stock. The asset was valued at a nominal amount of $1.

       (g)   Organization Costs

Organization costs were recorded at cost and amortized over 60 months using the straight-line method. Amortization expense of $504 is included in operating expenses in each of the quarters ended June 30, 1996 and 1995.

       (h)    Revenue Recognition

The Company will recognize revenues from sales of seedlings, woodchips, saw logs, and high quality hardwood as such sales occur.

        (I)   Advertising

All advertising costs are expensed in the year incurred.
Advertising expense was $0 and $9,139 for the quarters ending
June 30, 1996 and 1995 respectively.

        (j)   Income Taxes

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

        (k)   Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are non-dilutive as of June 30, 1996 and 1995.

        (l)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.


(3)     Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $839,050 and shareholders' equity of $143,466 as of June 30, 1996. The Company did not generate cash flow from operations in the quarter ended June 30, 1996 or 1995. The consolidated financial statements also include capitalized forestry development costs of $871,189, the recoverability of which is dependent on the future market value of the harvested trees. Further, the Company has not paid its fiscal 1994 Federal and state corporate income tax liabilities including penalties and interest (note 10). The Company's business plan calls for the issuance of equity securities which management believes will be adequate to provide the Company with cash flow to acquire additional operating companies ( note 13), to pay income taxes, interest and penalties and to fund its operations.



(4)     Property and Equipment

On March 1, 1994, the Company purchased 1,634 acres of land and buildings from an unrelated party in Hancock, Georgia, USA for $1,346,648 and issued a note to the seller for $927,500. More than 1,000 acres of the property have been planted with paulownia, pine and pecan plantations.

On March 1, 1994, the Company purchased 449 acres of land from an unrelated party in Hancock, Georgia, USA for $231,968 cash. On March 10, 1995, the Company sold 125.55 acres of the 449 acres of land to an unrelated party. In May of 1996 the Company sold the remaining acreage to an unrelated party for $137,123 resulting in a loss of approximately $27,220.


(5)     Intangible Assets

The Company's acquired technology consists of (I) a stock of paulownia trees selectively propagated for rapid growth and disease free reproductive capability and (ii) certain proprietary silviculture procedures designed to improve or enhance the natural properties, traits and characteristics of this tree species. The technology provides the necessary knowledge for laboratory reproduction of the paulownia tree through clonal tissue procedures and required years of research and development. The technology allows the Company to produce vast quantities of genealogically similar disease free trees in a fraction of the time normally required for natural reproduction. The Company is utilizing this technology to provide a supply of paulownia seedlings for sale to domestic and world markets and to provide seedlings for paulownia plantations owned by the Company and its potential joint venture partners.

The technology was acquired January 31, 1993 in exchange for 2,000,000 shares of common stock. The agreement commits the sellers to a covenant not to compete for 20 years and also grants them a five-year option to purchase an additional 2,750,000 shares of restricted common stock at a price of $1 per share.
The technology was recorded by the Company at a nominal value of $1.


(6)     Notes Receivable

On March 15, 1994, the company's subsidiary sold land and trees to an unrelated party for total consideration of $703,198 which consisted of a down payment of $210,960 and a note receivable of $492,238 due in quarterly installments through March 15, 1995, plus interest at 17%. The buyer defaulted on the loan and the debt was restructured in a settlement in May 1995 which requires the loan to be secured by 210,000 shares of common stock of Wincanton Corporation, a U.S. public reporting entity, and 200,000 shares of common stock of Work Recovery, Inc., a U.S. public reporting entity. Under the terms of the settlement agreement, the Company was to receive 12 monthly principal installments of $45,906 plus a balloon payment of $110,175 by June 30, 1996. Additionally, interest will be calculated daily and paid monthly in arrears at the rate of 12%. As of June 30, 1996, this note was nineteen months in arrears. The Company is attempting to collect on its collateral and guarantees at this time but does not expect payment. As of March 31, 1996, a bad debt allowance of $624,529 representing 100% of the outstanding balance receivable plus accrued interest was established. The Company intends to pursue all legal means available to recover these funds.


(7)     Notes Payable

On September 11, 1995, the Company borrowed $75,000 from an
individual to finance operations.  The note  accrues interest at
the rate of 15% per annum plus a bonus of 18,750 shares.   The
Company defaulted on the note and signed a settlement agreement on February 28, 1996. Under the terms of the agreement, the Company transferred 175,000 free trading Forestry International shares to the note holder.  On April 24, 1996, after the sale and liquidation of the shares, the net proceeds were applied against the principal and accrued interest on the note. The remaining principal balance or accrued interest after the sale of the shares must be satisfied by the Company, with the Company arranging for the delivery of additional shares to the individual for continued sale and
liquidation until such time as the principal and interest are
paid in full.   Management is negotiating a further final
settlement on this note.

On September 22, 1995, the Company signed a note in the amount of $95,218 due in twelve equal monthly installments with interest at 12% per annum for legal fees due a former attorney of the Company. In the event of default interest would increase to 18%. The note was secured by a parcel of land in Georgia owned by the Company. The property was sold in May 1996 and net proceeds satisfied the note plus accrued interest in full.

In September 1995 a dispute with a former employee was settled and the agreement included the issuance of a note for $4,180 due in eight monthly installments without interest. At maturity any unpaid principal will bear interest at 10%. The balance of the note at June 30, 1996 was $3,135.


(8)     Long-term Debt

A summary of unrelated long-term debt at June 30, 1996 follows:

                                          June 30, 1996       March 31, 1996
                                        ------------------  ------------------
  Note payable to unrelated party, 8%
  interest bearing; interest payments
  are due quarterly through March 1,
  1999 at which time the total
  principal balance becomes due;
  secured by Georgia plantation and
  buildings.                                $  927,500          $  927,500

  Note payable to unrelated party,
  12% interest bearing; principal and
  interest due April 1, 1999; secured
  by Georgia plantation and buildings.         728,855             905,329

  Other - equipment notes                       44,739              50,374

  Capital lease for machinery and
  equipment costing $10,790 and
  accumulated depreciation of $514
  and $128 as of June 30,1996 and
  1995.                                         10,206             10,790
                                         ----------------  ----------------
                                             1,711,301          1,893,993

  Less current maturities                       13,041             12,184
                                         ----------------  ----------------
                                           $ 1,698,260        $ 1,881,809
                                         ================  ================

Maturities of long-term debt for the next five years as of June
30, 1996 are as follows:

                       Long Term Debt   Capital Leases     Total
                      --------------    --------------  ----------
          1997        $   10,299        $   5,457       $   15,686
          1998            11,435            5,457           16,892
          1999           939,941            4,093          944,034
          2000           738,693              -            738,692
          2001               797              -                797
                      --------------    -------------   -----------
                       1,701,094           15,007        1,716,102

 Less interest              -               9,801            4,801
                      --------------    -------------   -----------
                      $1,701,094         $ 10,206       $1,711,301
                      ==============    =============   ===========

(9)     Due to Related Parties and Related Party Expenses

The Company has a note payable due to a corporation related to the Company president through common ownership. The principal balance is $114,550 and the interest accrues on the note at 12% per annum. The note is secured by office furniture and an automobile and is due on demand.

As of June 30, 1996, the Company owed $13,500 to the brother of the Company president for loans made through the period ended
March 31, 1996. Subsequent to the balance sheet date, the loan and accrued interest were paid in full.


(10)     Income Taxes

At June 30, 1996, the Company had a deferred tax asset resulting from net operating loss carryforwards of $891,973. Realization of this tax benefit depends upon the Company's future revenue from its post balance sheet date acquisition, Dixieland Forest Products (note 13) and future income from sales of trees currently growing on the Company plantation in Georgia. Management is unable to predict whether such revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore, a valuation allowance of $891,973 has been provided to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilized the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

At March 31, 1996, the Company had a deferred tax asset with a 100% valuation allowance of $798,000.

Significant components of the provision for income taxes for the year ended March 31, 1996 and 1995 are as follows:

                                                Three Months Ended June 30
                                                    1996          1995
                                                ------------   ------------
          Current income tax (benefit):
               Federal                          $    -         $ (124,170)
               State                                 -            (20,830)
                                                ------------   ------------
                                                $    -         $ (145,000)
                                                ============   ============



                                                  June 30,       March 31,
                                                    1996           1996
                                                ------------   ------------
          Deferred income tax (benefit):
               Federal                            $718,877        639,000
               Less allowance                     (718,877)      (639,000)
                                                ------------   ------------
                                                      -              -
                                                ------------   ------------
               State                               173,096        159,000
               Less Allowance                     (173,096)      (159,000)
                                                ------------   ------------
                                                      -              -
                                                ------------   ------------
               Total deferred tax benefit         $   -         $    -
                                                ============   ============

The current income tax liability consists of the following:

          Balance due from year ended March 31, 1994:
               Federal tax                                  $    -
               Federal penalties                              164,410
               Federal interest                               100,979
               State tax                                      100,637
               State penalties - waived                          -
               State interest                                  16,217
                                                            ---------
                                                            $ 382,243
                                                            =========

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

                                              June 30,         March 31,
                                                1996            1996
                                            ------------     -------------
             Statutory federal rate             34.0%            34.0 %
             Change in valuation allowance      -               ( 3.7)
                                            ------------      ------------
                                                34.0 %           30.3%
                                            ============      ============

Subsequent to the balance sheet date, a payment plan was negotiated with the state taxing authorities which permits the Company to pay the balance due in monthly installments of $10,000 beginning in January 1997.


(11)     Stock Options

The company granted stock options to three shareholders in January 1993 in conjunction with the acquisition of technology. The options are exercisable for five years from the date of grant. The options allow the holders to obtain up to 2,750,000 shares of common stock at a price of $1.00 per share. No options have been exercised or canceled as of June 30, 1996. These options are exchangeable for restricted stock that upon issuance cannot be converted to free trading common stock for two years. Thus, it is considered non-dilutive. The Company has placed 500,000 options on legal hold and will pursue legal alternatives to cancel 1,750,000 options issued above because of violations of the covenant against competition from the holders of these options.

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At June 30, 1996 there were no options exercisable or exercised.


(12)     Subsequent Events

On September 17, 1996, the company entered into an agreement to form a joint venture with an English investment firm which would require the Company to locate and acquire existing operating companies by use of funds to be provided by the investment firm. As of February 3, 1997, no action has been taken by either party to proceed with the joint venture.

On November 26, 1996, an escrow agent received $1,125,000 on behalf of the Company to be used only in connection with the acquisition of Dixieland Forest Products, Inc. If the acquisition is not completed the escrow agent is to return the funds. If the acquisition is completed 1,500,000 shares of common stock are to be issued under a Regulation S subscription agreement. The acquisition was completed December 16, 1996 (note 13).


(13)    Acquisition

On December 16, 1996, the Company completed the acquisition of 100% of the outstanding stock of Dixieland Forest Products, Inc.
("DFP") for total consideration of $1,850,000.   The total price
is to be paid by $400,000 cash as closing, by delivery of 250,000 shares of common restricted stock of the Company on January 3, 1997, by delivery of 400,000 free tradeable shares of the company on or before January 3, 1997 and, at closing, a $750,000 note bearing interest at 7% due in quarterly installments over 10 years. The Company is obligated to remove the seller from all personal guarantees of Dixieland debt by March 30, 1997. The agreement is collateralized by a stock pledge agreement. The seller also received a two-year employment contract requiring an annual salary of $100,000 plus benefits and "bonus payments" based on defined operating results. The Company has signed a five-year lease for real property owned by the seller for annual rent of $100,000 triple net. The seller had previously been paid $200,000 as a down payment on December 1, 1995 and the Company incurred legal and accounting fees of $106,139 to June 30, 1996 all of which is included in other assets as deferred acquisition costs.





====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                  OPERATION

Results of Operations

     Cash was used during the quarter ended June 30, 1996, in part, to pay accounts payable and accrued expenses in the amount of $286,624. In addition, the Company paid principal on notes payable in the amount of $91,125 and purchased property and equipment amounting to $23,404. Depreciation and amortization expense of $14,871 reduced income but did not effect cash from operations. The result of capital asset transactions resulted in a net asset decrease from $1,054,634 in the quarter ended June 30, 1995 to $143,466 in the quarter ended June 30, 1996. The Company borrowed $87,172 from its investment bankers and $1,000 from a related party during the quarter ended June 30, 1996. The total of cash transactions resulted in a cash increase of $4,489 and resulted in an ending cash balance of the same amount.

     Revenues during the quarter ended June 30, 1996 increased to $19,119 from $3,888 in the same period of fiscal 1996 as the Company implemented its Dixieland acquisition plan as discussed below. Revenues were not considered significant in either period as the development stage continued. It is anticipated that the balance of fiscal 1997 will see more substantial operating revenues as a result of the acquisition of Dixieland Forest Products (discussed below), which is presently generating revenues and the further implementation of the acquisition program (also discussed below). It is not possible to predict the amount which the foregoing will contribute to revenues in the remainder of fiscal 1997. The cost of sales in the quarter ended June 30, 1996 increased to $8,738 from $949 as of June 30, 1995. Gross profit increased $7,442 to $10,381.

     During the quarter ended June 30, 1996, the Company's operating expenses decreased $148,173 (98.79%) to $154,028 from $306,201 in the quarter ended June 30, 1995 even though the Company stepped up operations for the purpose of fully implementing its acquisition program, as discussed immediately above regarding the revenue figures. Also, the Company was fully operational in Australia and Georgia in fiscal 1996. Research and development costs, which were included in the immediately foregoing operating expense figures, were $0 in the quarter ended June 30, 1996 down from $1,980 in the quarter ended June 30, 1995 as the Company had already completed the formulation of its technology and further efforts and money were unnecessary to refine the same.

     Other expenses of the Company during the quarter increased to $91,335 from $61,951 in the quarter ended June 30, 1995 largely due to a loss of $27,220 sustained on the sale of a parcel of land in Georgia.

            The total estimate of taxes due at June 30, 1996, approximated $382,243; however, management believes that it will be able to negotiate the penalties involved in its failure to file, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downwards by management in this regard.


Liquidity & Capital Resources

     During the quarter ended June 30, 1996, a significant part of the Company's cash needs were provided by two sources: (i) the sale of restricted common stock of the Company and; (ii) continued borrowing from sources of short and long term debt. After the quarter ended June 30, 1996, the Company needed to find sources of funds in addition to those specified above to provide working capital for its day-to-day operations (see below).

     As of June 30, 1996, the Company owed approximately $382,243 in unpaid taxes, which included approximately $117,196 in interest and $164,410 in penalties concerning the Company's 1993 and 1994 federal and state corporate tax return filings. These taxes relate to the income which resulted from the sale of securities during fiscal 1993 and fiscal 1994. The proceeds from these sales have been the single most significant source of liquidity to the Company since fiscal 1993 and the Company would not have survived without them. Management believes that it will be able to negotiate the penalties involved, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downward, if any, but this should be considered a substantial risk against the current working capital of the Company. Subsequent to the balance sheet date, the Company negotiated a payment plan with state taxing authorities which permits the Company to pay the balance due in monthly installments of $10,000 beginning in January 1997.

     The Company also owed, as of June 30, 1996, $1,711,301 in long term debt to various parties which was evidenced by notes and a capital lease payable. Repayment of $13,041 of principal is required in the next twelve months. . Management believes that it will be successful in its efforts to repay long term debt with stock and will be successful in negotiating extended terms in this fiscal year, although there can be no assurance of this. Long-term debt and notes payable decreased by $301,696 in the quarter ended June 30, 1996 as a result of the issuance of the Company's common stock. Stock was also issued to reduce accounts payable by $357,361.

     Operating costs during fiscal 1997 will not be met from existing cash deposits or committed sources of cash available at June 30, 1996. The Company cannot expand its forestry operations without capital from outside sources, which, as discussed above, had not yet been identified June 30, 1996. Such funds were obtained during November, 1996 and the acquisition of Dixieland Forest Products ("Dixieland") was completed on December 16, 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess of the purchase price cash needs of $850,000 was obtained to reduce debt and provide for operating capital.

     The Company intends to continue diversification into a full spectrum of timber industry products and services. Dixieland is actively involved in land and timber purchasing, plantation thinning, logging and trucking services and landowner assistance programs. Taken in conjunction with the Company's existing plantations and greenhouse/nursery facilities and Company plans to diversify into the introduction and promotion of alternative, fast-growing tree species, the acquisition of Dixieland should result in the Company becoming a fully diversified timber products business.

     The Company is continuing to seek acquisition opportunities and merger candidates in the forest products industry and expects these activities to provide additional growth in the coming year.

=================================================================


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Forestry International, Inc.
(Registrant)

By: /s/ David L. Shorey, President
(Signature and Title)

February 5, 1997
(Date)