Form 10QSB
period 1996-09-30
FORESTRY INTERNATIONAL INC
filed 1997-02-14
CIK 918411

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

       For the quarterly period ended:      September 30, 1996


/  /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from:       N/A

                       Forestry International, Inc.
----------------------------------------------------------------------------
     (Name of small business issuer as specified in its charter)

                              0-23310
----------------------------------------------------------------------------
                       Commission File Number

           Colorado                                 84-1116284
---------------------------------        -----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

3573 E. Sunrise Dr. Ste 225,
Tucson, AZ                                            85718
---------------------------------       ------------------------------------
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

           As of December 31, 1996, registrant had one class of common stock, of which 14,300,000 shares were outstanding.


Transitional Small Business Disclosure Format (Check one):
Yes /  / No / X /
(Added by Exch Act Rel No. 31905, eff 4/26/93)


PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      FORESTRY INTERNATIONAL, INC.
                     (A Development Stage Company)
                            BALANCE SHEET


                                             SEPT 30, 1996
                                              (UNAUDITED)      MARCH 31, 1996
                                             -------------     --------------
               ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                       $9,558                  $0
   NOTES AND ACCOUNTS RECEIVABLE,
     NET OF ALLOWANCE                              36,338               2,609
   INVENTORY                                       42,214              46,165
   PREPAID EXPENSES AND DEPOSITS                   50,851              46,131
                                            -------------       -------------
          TOTAL CURRENT ASSETS                    138,961              94,905
                                            -------------       -------------

INVESTMENT - FORESTRY DEVELOPMENT COSTS           875,515             882,359
                                            -------------       -------------

PROPERTY AND EQUIPMENT (NOTES 4 AND 8):
   LAND                                           985,423           1,149,766
   BUILDING AND NURSERY FACILITIES                332,273             334,057
   MACHINERY AND EQUIPMENT                        145,145             141,442
   OFFICE EQUIPMENT                                44,335              22,204
   COMPUTERS AND SOFTWARE                          22,374              22,374
   VEHICLES                                        65,814              65,814
                                            -------------       -------------
                                                1,595,364           1,735,657
   LESS ACCUMULATED DEPRECIATION                  109,896              79,928
                                            -------------       -------------
          NET PROPERTY AND EQUIPMENT            1,485,468           1,655,729
                                            -------------       -------------

OTHER ASSETS:
   DEFERRED ACQUISITION COST                      306,139             306,139
   ORGANIZATION EXPENSE , NET OF
     $7,563  AND $6,555 ACCUMULATED
     AMORTIZATION                                   2,520               3,528
   INTANGIBLE ASSETS (NOTE 5)                           1                   1
   DEFERRED INCOME TAX BENEFIT, NET
     OF $976,026 AND $798,000
     VALUATION ALLOWANCE (NOTE 10)                      0                   0
                                            -------------       -------------
          TOTAL OTHER ASSETS                      308,660             309,668
                                            -------------       -------------

TOTAL ASSETS                                   $2,808,604          $2,942,661
                                            =============       =============


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   CURRENT PORTION OF LONG TERM DEBT (NOTE 8)     $13,405             $12,184
   NOTES PAYABLE (NOTE 7)                          49,874             172,831
   ACCOUNTS PAYABLE                               317,136             545,559
   ACCRUED PAYROLL AND OTHER EXPENSES             206,464             101,594
   INCOME TAX PAYABLE (NOTE 10)                   371,440             382,243
   DUE TO RELATED PARTIES (NOTE 9)                121,550             127,050
                                            -------------       -------------
          TOTAL CURRENT LIABILITIES             1,079,869           1,341,461
                                            -------------       -------------

LONG TERM DEBT - UNRELATED (NOTE 8)             1,795,354           1,881,809

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
  EVENTS (NOTES 3, 6, 12 AND 13)                        0                   0

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 11):
   PREFERRED STOCK, PAR VALUE $.0001 PER
     SHARE, AUTHORIZED 10,000,000 SHARES                0                   0
   COMMON STOCK, PAR VALUE $.0001 PER
     SHARE, AUTHORIZED
       100,000,000 SHARES; ISSUED AND
       OUTSTANDING 11,827,934 SHARES                1,183                 921
   CAPITAL IN EXCESS OF PAR VALUE               4,209,748           3,550,953
     DEFICIT ACCUMULATED DURING THE
     DEVELOPMENT STAGE                         (4,277,550)         (3,832,483)
                                             -------------       ------------
          TOTAL STOCKHOLDERS' DEFICIT             (66,619)           (280,609)
                                             -------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                              $2,808,604          $2,942,661
                                             =============       =============

                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
==============================================================================

                        FORESTRY INTERNATIONAL, INC.
                       (A Development Stage Company)
                          STATEMENT OF OPERATIONS

                         THREE MONTHS ENDED SEPT 30   SIX MONTHS ENDED SEPT 30
                           1996           1995          1996          1995
                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   CUMULATIVE(1)
                         ------------  ------------  ------------  ------------  -------------
OPERATING REVENUE             $10,651       $16,172       $29,770       $20,060       $648,933
COST OF SALES                   4,581         6,467        13,319         7,416        316,637
                         ------------  ------------  ------------  ------------  -------------
   GROSS MARGIN                  6,07         9,706        16,451        12,644        332,296
                         ------------  ------------  ------------  ------------  -------------
OPERATING EXPENSES:
   GENERAL AND ADMIN.
     EXPENSES                 166,279       301,941       320,307       606,161      3,845,574
   RESEARCH AND
     DEVELOPMENT                    0             0             0         1,980        216,321
                         ------------  ------------  ------------  ------------  -------------
   TOTAL OPERATING
     EXPENSES                 166,279       301,941       320,307       608,141      4,061,894
                         ------------  ------------  ------------  ------------  -------------
     OPERATING LOSS          (160,209)     (292,235)     (303,856)     (595,497)    (3,729,598)
                         ------------  ------------  ------------  ------------  -------------
OTHER INCOME (EXPENSE):
   INTEREST AND
     DIVIDENDS                      0         6,151             0         6,229        152,116
   REALIZED LOSS ON SALE
     OF MKT SECURITIES              0             0             0             0        (48,727)
   INTEREST EXPENSE
     (NOTE 10)                (49,876)      (61,554)     (112,250)     (123,838)      (623,108)
   LOSS ON SALE OF LAND             0             0       (27,220)            0        (27,220)
   LOSS ON OFFERING                 0             0             0             0       (254,084)
   GAIN (LOSS) FROM
     ABANDONMENT OF
     AUSTRALIAN
     OPERATIONS
     (NOTE 6 AND 9):
       GAIN FROM NET
         ASSETS
         ABANDONED                  0             0             0             0         16,798
       PROVISION FOR
         BAD DEBT ON
         NOTES AND
         ACCOUNTS
         RECEIVABLE                 0             0        (1,741)            0       (626,270)
   PENALTIES (NOTE 10)              0             0             0             0       (165,506)
   OTHER                            0         2,830             0         3,085         31,337
                         ------------  ------------  ------------  ------------  -------------
     TOTAL OTHER INCOME
       AND EXPENSE            (49,876)      (52,573)     (141,211)     (114,524)    (1,544,664)
                         ------------  ------------  ------------  ------------  -------------
LOSS BEFORE INCOME TAXES     (210,085)     (344,808)     (445,067)     (710,020)    (5,274,263)

INCOME TAXES BENEFIT
  (NOTE 10)                         0      (139,000)            0      (284,000)      (996,713)
                         ------------  ------------  ------------  ------------  -------------
NET LOSS                    ($210,085)    ($205,808)    ($445,067)    ($426,020)   ($4,277,550)
                         ============  ============  ============  ============  =============

NET LOSS PER COMMON
  SHARE                        ($0.02)      ($0.02)        ($0.04)       ($0.05)
                         ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES         11,827,934     8,374,889    11,827,934     8,374,889
                         ============  ============  ============  ============

NOTE (1) - CUMULATIVE AMOUNTS INCLUDE PERIOD FROM JULY 1, 1992 TO
           SEPTEMBER 30, 1996.

               (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)
==============================================================================

                        FORESTRY INTERNATIONAL, INC.
                       (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the period from July 1, 1992 (inception) through September 30, 1996

                                              COMMON STOCK              PAID IN
                                        ------------  ------------    CAPITAL IN                  CURRENCY         NET
                                           NUMBER         PAR         EXCESS OF  ACCUMULATED    TRANSLATION  STOCKHOLDERS'
                                          OF SHARES      VALUE        PAR VALUE    DEFICIT      ADJUSTMENT      EQUITY
                                        ------------  ------------  ------------  ------------  ------------  ------------
BEGINNING SHARES AFTER THE EFFECTS
     OF A 1-10 STOCK SPLIT AS OF
     DECEMBER 31, 1992                      639,781         6,398        (6,398)

ISSUANCE OF RESTRICTED COMMON STOCK       1,500,000         1,500        18,500                                    20,000

CHANGE OF PAR VALUE TO $.0001 PER
     SHARE AS OF DECEMBER 31, 1992                         (7,684)        7,684

ISSUANCE OF COMMON STOCK FOR
     MARKETABLE SECURITIES VALUED AT
     TRANSFEROR'S HISTORICAL COST  AS
     OF JANUARY 31, 1993                  2,750,000           275          (226)                                       49

ISSUANCE OF COMMON STOCK FOR CONTRACTS
     AND TECHNOLOGY VALUED AT $1 AS OF
     JANUARY 31, 1993                     2,000,000           200          (199)                                        1

ISSUANCE OF COMMON STOCK FOR CASH           114,588            11       114,394                                   114,405

NET LOSS                                                                              (61,898)                    (61,898)
                                        ------------  ------------  ------------  ------------  ------------  ------------
BALANCES AT MARCH 31, 1993                7,004,369           700       133,755       (61,898)                     72,557

ISSUANCE OF COMMON STOCK FOR CASH           824,633            83     1,021,028                                 1,021,111

GAIN REALIZED ON SALE OF MARKETABLE
     SECURITIES RECEIVED JANUARY 31,
     1993 IN EXCHANGE FOR COMMON STOCK,
     NET OF $1,057,800 INCOME TAX                                     1,613,462                                 1,613,462

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                                (988)         (988)

NET LOSS                                                                             (584,835)                   (584,835)
                                        ------------  ------------  ------------  ------------  ------------  ------------
BALANCES AT MARCH 31, 1994                7,829,002           783     2,768,245      (646,733)         (988)    2,121,307

ISSUANCE OF COMMON STOCK FOR CASH            69,244             7       112,155                                   112,162

ISSUANCE OF COMMON STOCK TO EMPLOYEES
     AS COMPENSATION                         24,567             2         5,247                                     5,249

ISSUANCE OF COMMON STOCK IN EXCHANGE
     FOR RELATED PARTY STOCK                286,887            29       429,971                                   430,000

EXCHANGE OF RELATED PARTY STOCK FOR
     COMMON STOCK                          (286,887)          (29)     (395,171)                                 (395,200)


GAIN REALIZED ON SALE OF MARKETABLE
     SECURITIES RECEIVED 1/31/93 IN
     EXCHANGE FOR COMMON STOCK, NET
     OF $39,600 INCOME TAX                                               60,398                                    60,398

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                            (146,811)     (146,811)

NET LOSS                                                                           (1,192,727)                 (1,192,727)
                                        ------------  ------------  ------------  ------------  ------------  ------------
BALANCES AT MARCH 31, 1995                7,922,813           792     2,980,845    (1,839,460)     (147,799)      994,378

ISSUANCE OF COMMON STOCK FOR CASH         1,124,000           113       503,889                                   504,002

ISSUANCE OF COMMON STOCK TO EMPLOYEES
     AS COMPENSATION                        115,000            12        28,739                                    28,751

ISSUANCE OF COMMON STOCK FOR
     ADVERTISING SERVICES                    33,886             3        27,481                                    27,484

ISSUANCE OF COMMON STOCK TO SETTLE
     DISPUTE WITH FORMER EMPLOYEE            10,000             1         9,999                                    10,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                             147,799       147,799

NET LOSS                                                                           (1,993,023)                 (1,993,023)
                                        ------------  ------------  ------------  ------------  ------------  ------------
BALANCES AT MARCH 31, 1996                9,205,699           921     3,550,953    (3,832,483)             0     (280,609)

ISSUANCE OF COMMON STOCK FOR NOTE
     PAYMENTS IN LIEU OF CASH             1,231,727           123       301,573                                   301,696

ISSUANCE OF COMMON STOCK FOR
     SERVICES                             1,390,508           139       357,222                                   357,361

NET LOSS                                                                             (234,982)                   (234,982)
                                        ------------  ------------  ------------  ------------  ------------  ------------
BALANCES AT JUNE 30, 1996                11,827,934         1,183     4,209,748    (4,067,465)             0      143,466

NET LOSS                                                                             (210,085)                   (210,085)
                                        ------------  ------------  ------------  ------------  ------------  ------------

BALANCES AT SEPTEMBER 30, 1996           11,827,934        $1,183    $4,209,748   ($4,277,550)            $0     ($66,619)
                                        ============  ============  ============  ============  ============  ============

              (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
==============================================================================

                        FORESTRY INTERNATIONAL, INC.
                       (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
       Three Months Ended September 30, 1996 and 1995 and cumulative amounts from inception July1, 1992 and September 30, 1996

                                          1996         1995
                                       (UNAUDITED)  (UNAUDITED)    CUMULATIVE
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                              ($445,067)    ($426,020)    (4,277,550)
  ADJUSTMENTS TO RECONCILE NET LOSS:
    AMORTIZATION AND DEPRECIATION          30,976        50,861        174,587
    COMMON STOCK ISSUED FOR SERVICES      357,361                      443,596
    SALE OF LAND AND TREES IN
      EXCHANGE FOR NOTE RECEIVABLE              0             0       (703,199)
    LOSS FROM ABANDONMENT OF
      AUSTRALIAN OPERATIONS                     0             0        607,731
    LOSS ON SALE OF MARKETABLE
      SECURITIES                                0             0         59,028
    LOSS ON SALE OF PROPERTY AND
      EQUIPMENT                            27,220             0         27,220
  (INCREASE) DECREASE IN:
      NOTES AND ACCOUNTS RECEIVABLE       (33,729)      (12,410)       (32,838)
      INVENTORY                             3,951       (89,518)      (398,495)
      PREPAID EXPENSES AND DEPOSITS        (4,720)       21,232        (76,452)
      OTHER ASSETS                              0             0              0
  INCREASE (DECREASE) IN:
      INTEREST RECEIVABLE                       0             0         (3,376)
      ACCOUNTS PAYABLE AND ACCRUED
        EXPENSES                         (123,553)      201,868        759,369
      INCOME TAX  PAYABLE                 (10,803)     (284,000)      (725,960)
                                      ------------  ------------  ------------
NET CASH USED BY OPERATING
  ACTIVITIES                             (198,364)     (537,987)    (4,146,339)
                                      ------------  ------------  ------------
CASH FLOWS FROM (APPLIED TO)
  INVESTING ACTIVITIES:
   NOTES RECEIVABLE, NET                        0        (4,378)        88,953
   PURCHASE OF MARKETABLE
     SECURITIES                                 0             0       (593,916)
   PROCEEDS FROM SALE OF MARKETABLE
     SECURITIES                                 0             0        569,735
   PURCHASE OF INTANGIBLE ASSETS                0        (6,419)      (224,886)
   PURCHASE OF PROPERTY AND EQUIPMENT     (24,050)      (96,661)    (1,670,654)
   PROCEEDS FROM SALE OF PROPERTY AND
     EQUIPMENT                            137,123             0        200,921
   INCREASE IN FORESTRY DEVELOPMENT
     COSTS                                  6,844      (127,109)      (499,991)
   DEFERRED ACQUISITION COST                    0       (95,037)      (306,139)
                                      ------------  ------------  ------------
NET CASH PROVIDED BY (USED BY)
  INVESTING ACTIVITIES                    119,917      (329,604)    (2,435,977)
                                      ------------  ------------  ------------
CASH FLOWS FROM (APPLIED TO)
  FINANCING ACTIVITIES:
   ISSUANCE OF NOTES PAYABLE              146,350       230,312      2,897,278
   REPAYMENT OF DEBT                      (52,845)        2,080       (531,400)
   NET (INCREASE) IN RELATED PARTY
     DEBT                                  (5,500)      112,391       (311,362)
   GAIN REALIZED ON SALE OF
     MARKETABLE SECURITIES RECEIVED
     IN EXCHANGE FOR STOCK                      0             0      2,771,260
   ISSUANCE OF COMMON STOCK                     0       428,735      1,756,929
   OTHER  ITEMS                                 0      (132,501)         9,169
                                      ------------  ------------  ------------
NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES                     88,005       641,017      6,591,874
                                      ------------  ------------  ------------

NET DECREASE IN CASH                        9,558      (226,575)         9,558
CASH, BEGINNING OF PERIOD                       0       206,954              0
                                      ------------  ------------  ------------
CASH, END OF PERIOD                        $9,558      ($19,621)        $9,558
                                      ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   CASH PAID FOR INTEREST                  $60,839      $27,550       $277,282

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

NOTE PAYABLE RELATING TO PURCHASE OF
  LAND                                         -         80,825      1,715,000

NOTE  PAYABLE RELATING TO PURCHASE OF
  EQUIPMENT                                    -           -            48,426

NOTE PAYABLE RELATING TO PURCHASE OF
  VEHICLE                                      -           -            25,870

PROVISION FOR INCOME TAX RELATING TO
  GAIN ON MARKETABLE SECURITIES
  APPLIED TO ADDITIONAL PAID IN
  CAPITAL                                      -           -         1,097,400

NOTES RECEIVABLE IN EXCHANGE FOR
  SALE OF LAND AND TREES                       -           -           703,199

COMMON STOCK ISSUED FOR MARKETABLE
  SECURITIES                                   -           -                49

COMMON STOCK ISSUED FOR CONTRACTS
  AND TECHNOLOGY                               -           -                 1

COMMON STOCK ISSUED FOR REPAYMENT
  OF DEBT                                   301,696        -           301,696

          (SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS)
=============================================================================
                        FORESTRY INTERNATIONAL, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 1996

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

       (e)   Capitalized Forestry Development Costs

Forestry development costs consisting of items such as seedling costs, labor, fertilizer, equipment rental, etc. are capitalized during the term from inception of the forest to the end of the term when the forest requires maintenance. This is normally after three years. These capitalized costs will be charged to expense on a per-tree allocation basis as the trees are harvested. No amortization expense has been recognized as of September 30, 1996.

       (f)   Intangible Assets

Intangible assets includes certain technology, contracts and a covenant not to compete which allows the Company an exclusive right to develop and utilize clonal tissue of the paulownia tree. This asset was acquired from an unrelated third party in exchange for 2,000,000 shares of common stock. The asset was valued at a nominal amount of $1.

       (g)   Organization Costs

Organization costs were recorded at cost and amortized over 60 months using the straight-line method. Amortization expense of $504 is included in operating expenses in each of the quarters ended September 30, 1996 and 1995.

       (h)    Revenue Recognition

The Company will recognize revenues from sales of seedlings, woodchips, saw logs, and high quality hardwood as such sales occur.

        (i)   Advertising

All advertising costs are expensed in the year incurred.
Advertising expense was $284 and $20,067 for the quarters ending
September 30, 1996 and 1995 respectively.

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

        (k)   Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are non-dilutive as of September 30, 1996 and 1995.

        (l)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.


(3)     Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $940,908 and a shareholders' deficit of $66,619 as of September 30, 1996. The Company did not generate cash flow from operations in the quarter ended September 30, 1996 or 1995. The consolidated financial statements also include capitalized forestry development costs of $875,515, the recoverability of which is dependent on the future market value of the harvested trees. Further, the Company has not paid its fiscal 1994 Federal and state corporate income tax liabilities including penalties and interest (note 10). The Company's business plan calls for the issuance of equity securities which management believes will be adequate to provide the Company with cash flow to acquire additional operating companies ( note 13), to pay income taxes, interest and penalties and to fund its operations.


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


(6)     Notes Receivable

On March 15, 1994, the company's subsidiary sold land and trees to an unrelated party for total consideration of $703,198 which consisted of a down payment of $210,960 and a note receivable of $492,238 due in quarterly installments through March 15, 1995, plus interest at 17%. The buyer defaulted on the loan and the debt was restructured in a settlement in May 1995 which requires the loan to be secured by 210,000 shares of common stock of Wincanton Corporation, a U.S. public reporting entity, and 200,000 shares of common stock of Work Recovery, Inc., a U.S. public reporting entity. Under the terms of the settlement agreement, the Company was to receive 12 monthly principal installments of $45,906 plus a balloon payment of $110,175 by June 30, 1996. Additionally, interest will be calculated daily and paid monthly in arrears at the rate of 12%. As of June 30, 1996, this note was twenty-two months in arrears. The Company is attempting to collect on its collateral and guarantees at this time but does not expect payment. As of March 31, 1996, a bad debt allowance of $624,529 representing 100% of the outstanding balance receivable plus accrued interest was established. The Company intends to pursue all legal means available to recover these funds.


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

In September 1995 a dispute with a former employee was settled and the agreement included the issuance of a note for $4,180 due in eight monthly installments without interest. At maturity any unpaid principal will bear interest at 10%. The balance of the note at September 30, 1996 was $3,135.


(8)     Long-term Debt

A summary of unrelated long-term debt at September 30, 1996 follows:

                                        Sept 30, 1996       March 31, 1996
                                      ------------------  ------------------
Note payable to unrelated party,
  8% interest bearing; interest
  payments are due quarterly
  through March 1, 1999 at which
  time the total principal balance
  becomes due; secured by Georgia
  plantation and buildings.              $  927,500          $  927,500

Note payable to unrelated party,
  12% interest bearing; principal
  and interest due April 1, 1999;
  secured by Georgia plantation and
  buildings.                                828,217             905,329

Other - equipment notes                      43,464              50,374

Capital lease for machinery and
  equipment costing $10,790 and
  accumulated depreciation
  of $899 as of September 30,1996.            9,578              10,790
                                       -----------------    ----------------
                                          1,808,759           1,893,993

Less current maturities                      13,405              12,184

                                        ----------------    ----------------
                                        $ 1,795,354         $ 1,881,809
                                        ================    ================

Maturities of long-term debt for the next five years as of September 30, 1996 are as follows:

                     Long Term Debt     Capital Leases         Total

          1997        $    10,380       $       5,457       $   15,837
          1998             11,607               5,457           17,064
          1999          1,767,286               2,729        1,770,015
          2000              9,908                -               9,908
          2001               -                   -                -
                      -----------       -------------       ----------
                       1,799,181               13,643        1,812,824
 Less interest              -                   4,065            4,065
                      -----------       -------------       ----------
                      $1,799,181         $      9,578       $1,808,759
                      ==========        =============       ==========


(9)     Due to Related Parties and Related Party Expenses

The Company has a note payable due to a corporation related to the Company president through common ownership. The principal balance is $108,050 and the interest accrues on the note at 12% per annum. The note is secured by office furniture and an automobile and is due on demand.

As of September 30, 1996, the Company owed $13,500 to the brother of the Company president for loans made through the period ended
March 31, 1996. Subsequent to the balance sheet date, the loan and accrued interest were paid in full.


(10)     Income Taxes

At September 30, 1996, the Company had a deferred tax asset resulting from net operating loss carryforwards of $976,026. Realization of this tax benefit depends upon the Company's future revenue from its post balance sheet date acquisition, Dixieland Forest Products (note 13) and future income from sales of trees currently growing on the Company plantation in Georgia. Management is unable to predict whether such revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore, a valuation allowance of $976,026 has been provided to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilized the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

At March 31, 1996, the Company had a deferred tax asset with a 100% valuation allowance of $798,000.

Significant components of the provision for income taxes for the six months ended September 30, 1996 and 1995 are as follows:

                                       Six Months Ended Sept 30
                                         1996              1995
                                   ---------------    --------------
   Current income tax (benefit):
          Federal                  $       -          $    (241,140)
          State                            -                (42,860)
                                   --------------     --------------
                                   $       -          $    (284,000)
                                   ==============     ==============


                                     Sept 30,             March 31,
                                       1996                1996
                                   --------------      -------------
   Deferred income tax (benefit):
          Federal                        $790,323          $639,000
          Less allowance                 (790,323)         (639,000)
                                   --------------      -------------
                                            -                 -
                                   --------------      -------------
          State                           185,703           159,000
          Less Allowance                 (185,703)         (159,000)
                                   --------------      -------------
                                            -                 -
                                   --------------      -------------
   Total deferred tax benefit      $        -          $      -
                                   ==============      =============

The current income tax liability consists of the following:

          Balance due from year ended March 31, 1994:
               Federal tax                                  $    -
               Federal penalties                              153,607
               Federal interest                               100,979
               State tax                                      100,637
               State penalties - waived                          -
               State interest                                  16,217
                                                           ----------
                                                           $  371,440
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

                                    Sept 30,              March 31,
                                      1996                  1996
                                ----------------      --------------
  Statutory federal rate              34.0%                34.0 %
  Change in valuation allowance         -                 ( 3.7)
                                ----------------      --------------
                                      34.0 %               30.3%
                                ================      ==============

Subsequent to the balance sheet date, a payment plan was negotiated with the state taxing authorities which permits the Company to pay the balance due in monthly installments of $10,000 beginning in January 1997.


(11)     Stock Options

The company granted stock options to three shareholders in January 1993 in conjunction with the acquisition of technology. The options are exercisable for five years from the date of grant. The options allow the holders to obtain up to 2,750,000 shares of common stock at a price of $1.00 per share. No options have been exercised or canceled as of September 30, 1996. These options are exchangeable for restricted stock that upon issuance cannot be converted to free trading common stock for two years. Thus, it is considered non-dilutive. The Company has placed 500,000 options on legal hold and will pursue legal alternatives to cancel 1,750,000 options issued above because of violations of the covenant against competition from the holders of these options.

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At September 30, 1996 there were no options exercisable or exercised.


(12)     Subsequent Events

On September 17, 1996, the company entered into an agreement to form a joint venture with an English investment firm which would require the Company to locate and acquire existing operating companies by use of funds to be provided by the investment firm. As of February 14, 1997, no action has been taken by either party to proceed with the joint venture.

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


(13)    Acquisition

On December 16, 1996, the Company completed the acquisition of 100% of the outstanding stock of Dixieland Forest Products, Inc.
("DFP") for total consideration of $1,850,000.   The total price
is to be paid by $400,000 cash as closing, by delivery of 250,000 shares of common restricted stock of the Company on January 3, 1997, by delivery of 400,000 free tradeable shares of the company on or before January 3, 1997 and, at closing, a $750,000 note bearing interest at 7% due in quarterly installments over 10 years. The Company is obligated to remove the seller from all personal guarantees of Dixieland debt by March 30, 1997. The agreement is collateralized by a stock pledge agreement. The seller also received a two-year employment contract requiring an annual salary of $100,000 plus benefits and "bonus payments" based on defined operating results. The Company has signed a five-year lease for real property owned by the seller for annual rent of $100,000 triple net. The seller had previously been paid $200,000 as a down payment on December 1, 1995 and the Company incurred legal and accounting fees of $106,139 to September 30, 1996 all of which is included in other assets as deferred acquisition costs.

==============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     Cash was used during the six months ended September 30, 1996, in part, to pay accounts payable and accrued expenses in the amount of $123,553. In addition, the Company paid principal on notes payable in the amount of $52,845 and purchased property
and equipment amounting to $24,050.   Depreciation and
amortization expense of $30,796 reduced income but did not effect cash from operations. The result of capital asset transactions resulted in a net asset decrease from $941,103 in the six months ended September 30, 1995 to $(66,619) in the six months ended September 30, 1996. The Company borrowed $146,350 from its investment bankers and paid related party debt of $5,500 during the six months ended September 30, 1996. The total of cash transactions resulted in a cash increase of $9,558 and resulted in an ending cash balance of the same amount.

     Revenues during the six months ended September 30, 1996 increased to $29,770 from $20,060 in the same period of fiscal 1996 as the Company implemented its Dixieland acquisition plan as discussed below. Revenues were not considered significant in either period as the development stage continued. It is anticipated that the balance of fiscal 1997 will see more substantial operating revenues as a result of the acquisition of Dixieland Forest Products (discussed below), which is presently generating revenues and the further implementation of the acquisition program (also discussed below). It is not possible to predict the amount which the foregoing will contribute to revenues in the remainder of fiscal 1997. The cost of sales in the six months ended September 30, 1996 increased to $13,319 from $7,416 as of September 30, 1995. Gross profit increased $3,807 to $16,451.

     During the six months September 30, 1996, the Company's operating expenses decreased $287,834 (47.33%) to $320,307 from $608,141 in the six months ended September 30, 1995 even though the Company stepped up operations for the purpose of fully implementing its acquisition program, as discussed immediately above regarding the revenue figures. Also, the Company was fully operational in Australia and Georgia in fiscal 1996. Research and development costs, which were included in the immediately foregoing operating expense figures, were $0 in the six months ended September 30, 1996 down from $1,980 in the six months ended September 30, 1995 as the Company had already completed the formulation of its technology and further efforts and money were unnecessary to refine the same.

     Other expenses of the Company during the quarter increased to $141,211 from $114,524 in the six months ended September 30, 1995 largely due to a loss of $27,220 sustained on the sale of a parcel of land in Georgia.

     The total estimate of taxes due at September 30, 1996, approximated $371,440; however, management believes that it will be able to negotiate the penalties involved in its failure to file, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downwards by management in this regard.


Liquidity & Capital Resources

     During the six months ended September 30, 1996, a significant part of the Company's cash needs were provided by two sources: (i) the sale of restricted common stock of the Company and; (ii) continued borrowing from sources of short and long term debt. After the quarter ended September 30, 1996, the Company needed to find sources of funds in addition to those specified above to provide working capital for its day-to-day operations (see below).

     As of September 30, 1996, the Company owed approximately $371,440 in unpaid taxes, which included approximately $117,196 in interest and $153,607 in penalties concerning the Company's 1993 and 1994 federal and state corporate tax return filings. These taxes relate to the income which resulted from the sale of securities during fiscal 1993 and fiscal 1994. The proceeds from these sales have been the single most significant source of liquidity to the Company since fiscal 1993 and the Company would not have survived without them. Management believes that it will be able to negotiate the penalties involved, but that it will not be able to negotiate either the amount of tax or the interest accrued on the amount owed. It is not possible to specify the amount by which the penalty figure may be negotiated downward, if any, but this should be considered a substantial risk against the current working capital of the Company. Subsequent to the balance sheet date, the Company negotiated a payment plan with state taxing authorities which permits the Company to pay the balance due in monthly installments of $10,000 beginning in January 1997.

     The Company also owed, as of September 30, 1996, $1,808,759 in long term debt to various parties which was evidenced by notes and a capital lease payable. Repayment of $13,405 of principal is required in the next twelve months. Management believes that it will be successful in its efforts to repay long term debt with stock and will be successful in negotiating extended terms in the next fiscal year, although there can be no assurance of this. Long-term debt and notes payable decreased by $301,696 in the six months ended September 30, 1996 as a result of the issuance of the Company's common stock. Stock was also issued to reduce accounts payable by $357,361.

     Operating costs during fiscal 1997 will not be met from existing cash deposits or committed sources of cash available at September 30, 1996. The Company cannot expand its forestry operations without capital from outside sources, which, as discussed above, had not yet been identified at September 30, 1996. Such funds were obtained during November, 1996 and the acquisition of Dixieland Forest Products ("Dixieland") was completed on December 16, 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess of the purchase price cash needs of $850,000 was obtained to reduce debt and provide for operating capital.

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

==============================================================================

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Forestry International, Inc.
(Registrant)

By: /s/ David L. Shorey, President
----------------------------------
 (Signature and Title)

February 14, 1997
----------------------------------
Date