Form 10KSB
period 1996-12-31
FORESTRY INTERNATIONAL INC
filed 1997-06-27
CIK 918411

Form 10-KSB
                  ANNUAL OR TRANSITION REPORT
                   UNDER SECTION 13 OR 15(d)

    (As last amended by Exch Act Rel No. 35113, eff.1/30/95)

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(Mark One)

----    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended


  X   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
----  THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from April 1, 1996 to December 31, 1996.

                    Forestry International, Inc.
    (Name of small business issuer as specified in its charter)

           Colorado                               84-1116284
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

3573 E. Sunrise Dr. Ste 225
          Tucson, AZ                                 85718
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (520) 299-9447

Securities register under Section 12(b) of the Exchange Act:
None


Securities register under Section 12(g) of the Exchange Act:

             Common Stock, $0.0001 Par Value per Share
                          (Title of class)

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


State issuer's revenues for its most recent fiscal year   $215,786   .
                                                        -------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act).

      As of December 31, 1996, 15,599,517 voting shares were outstanding, 14,022,628 of which were held by non-affiliates.
      On that date the bid and ask prices were $1.38. Therefore, the aggregate market value of voting stock held by non-affiliates as of December 31, 1996 was $19,351,227.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    (ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan
confirmed by a court.    N/A    Yes             No

                 (APPLICABLE TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   15,753,030 as of June 16, 1996

                 DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement: and
(3) any prospectus filed pursuant to Rule 424 (b)or (c) of the Securities Act of 1933 (Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                              Not Applicable

Transitional Small Business Disclosure Format (Check one):
Yes    X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)


                             PART 1

ITEM 1. DESCRIPTION OF BUSINESS

     Development

     On December 16, 1996, the Company completed the acquisition of a business (as well as certain real and personal properties being used therein) engaged in the U.S. timber industry and known as Dixieland Forest Products, Inc. ("Dixieland"). Dixieland provides integrated timber purchasing, harvesting and transportation services in and around the towns of Meridian, Jackson, Hazelhurst and Ackerman, Mississippi, and has been in operation for approximately 18 years. According to recast financial statements prepared by Dixieland, sales approximated $12,000,000 in 1994, with an approximate gross margin of $2,080,000 and an operating income of approximately $658,000.

      In November of 1996, the parties restructured the terms of the proposed acquisition and agreed upon a final completion date of December 16, 1996. The purchase price for Dixieland was to be paid and delivered to Randy Pope, the owner, as follows: (i) on the completion date, $400,000 cash; (ii) on January 3, 1997, 250,000 restricted common shares of the Company; (iii) on January 3, 1997, 400,000 freely tradable common shares of the Company; and, (iv) on the completion date, $750,000 in the form of a Promissory Note, the said Note bearing interest at the rate of 7% per annum, with payments of principal and interest to be made quarterly for a term of ten years..

     The terms of acquisition also required that the Company, at Mr. Pope's option, locate a buyer for the free-trading shares referred to in (iii) above. Of those free-trading shares, 200,000 were to be purchased from Mr. Pope at $1.00 per share on or before January 16, 1997, with the balance to be purchased from Mr. Pope on or before April 1, 1997. Regarding the latter purchase, Mr. Pope had the option of accepting a price of $1.25 per share, or $1.00 per share. Upon exercising the latter option, Mr. Pope would receive an additional 50,000 restricted common shares.

     Also at the completion date, Mr. Pope entered into an employment contract with Dixieland wherein it was provided, inter alia; that Mr. Pope would receive an annual gross base salary of $100,000 plus benefits and "bonus payments" based upon defined operating results. Mr. Pope's employment contract has a term of two years commencing as at the completion date and is renewable for an additional one year period.

     The Company has, since 1992, been working toward the goal of becoming an integrated, diversified presence in the highly fragmented forest products industry, supplying forest products and services to meet industry demands from clonal seedlings to timber and wood products.

     During the first calendar quarter of 1993, the Company took its first step towards achieving this goal by selling its restricted securities on a private basis in exchange for cash and proprietary technology. The proceeds of those private placements amounted to $3.675 million and the Company's proprietary interest in the hereinafter referred to technology was acquired in exchange for 2 million restricted common shares. The assets acquired through this placement related to the exclusive right to use certain clonal research and development technology pertaining to the Paulownia tree, a hardwood species which attains significantly higher growth rates than conventional wood sources known within the United States. Using this technology, as well as certain laboratory facilities provided by a third party in Australia, the Company developed a supply of clonal Paulownia seedlings.

     During fiscal 1993, the company established its first
Paulownia plantation, the "Mountain Top" plantation, in New South
Wales, Australia, through a wholly-owned Australian subsidiary, Forestry International, Pty Ltd. ("FII-AUS"). The land was planted in clonal Paulownia seedlings during December of 1993 and was managed by FII-AUS until its sale on March 15, 1994.

     The Dickson Plantation, a 1,633 acre tract of land located in Hancock county, Georgia, was acquired by the Company on March 1, 1994. Immediately following that acquisition, the Company shipped its clonal Paulownia seedlings from Australia to the United States and commenced the establishment of its first U.S. Paulownia project at the Dickson Plantation site.

     On March 1, 1994, the Company purchased 449 acres of land from an unrelated party in Hancock County, Georgia, for $231,968 cash. On March 10, 1995, the Company sold 125.55 acres of that parcel to an unrelated third party. In May of 1996, the Company sold the remaining acreage to an unrelated party.

     On February 17, 1995, the Company, through newly-formed corporations in Australia, Bio-Tech Nursery Pty Ltd ("Bio-Nursery") and Bio-Plants Pty Ltd ("Bio-Plants") entered into an agreement to acquire a business, as well as certain personal assets (including good will and intellectual property) and real estate then being used in the operation of a nursery stock business (collectively "Canungra"). Canungra was engaged in the research and development of plant varieties, the propagation and maintenance of bio-stock and the growing, harvesting and sale of bio-stock, tree seedlings and other nursery products..

     The total purchase price payable for Canungra was $825,000 and included, inter alia, a promise to refinance or otherwise satisfy debts of Canungra amounting to $618,750. Due partially to Australian management's inability to operate Canungra on a profitable basis, the Company was unable to comply with the condition pertaining to the Canungra debt. Accordingly, on February 29, 1996, having exhausted all means of refinancing, the Company elected to abandon the Canungra project.

     On July 5, 1995, the Company commenced a confidential private placement offering under Regulation D of the Securities Act of 1933 in the maximum amount of $2,500,000. The offering was underwritten by Argent Securities, Inc. on a best efforts basis. The proceeds of the offering were to be applied to the acquisition of Dixieland Forest Products, Inc. and for funding operations. As of March 31, 1996, the offering had been abandoned. Management elected to pursue other means of obtaining capital and went on to acquire Dixieland Forest Products, Inc. on December 16, 1996.



Significant Calendar 1996 Operating Results and Subsequent
Developments

     Subsequent to the completion of the Dixieland acquisition (see "Item 1. Description of Business, Development"), the Company elected to change its fiscal year end from March 31, to December
31. This decision was based primarily on the resulting simplification of the preparation of consolidated financial statements.

     The Company has been in dispute with the Department of the Treasury, Internal Revenue Service, regarding the IRS assessment of the Company's penalty and interest liability arising from federal and state corporate tax return filings for fiscal 1994. By letter dated March 14, 1997, the IRS accepted an Offer in Compromise made by the Company in the amount of $160,000. As at March 20, 1997, the said settlement amount of $160,000 had been paid in full by the Company.

     The Company was assessed a total of $100,637 by the State of Arizona regarding taxes owed for fiscal 1993 and fiscal 1994, plus a penalty amount of $10,064 and interest of $21,947. The penalty amount has been waived and, as at December 31, 1996, the total owed by the Company to the State of Arizona was $91,820. As at the date of this report, the total owed by the Company to the State of Arizona is $43,584.

Sale of Dickson Plantation

     Effective March 31, 1997, the company sold its interest in the Dickson Plantation, in Hancock County, Georgia, to an unaffiliated third party for the price of $1.234 million. The Company also entered into leasing agreements with the purchaser of the property whereby the Company would have full and unrestricted rights and access to the field planted Paulownia trees at the plantation site (the "Field Lease") and also to the Paulownia trees located within the tree nursery site of approximately 23 acres (the "Nursery Lease").

     The Nursery Lease has a term of up to twelve years commencing April 1, 1997, at an aggregate lease cost of $7,200 over the said term. The Field Lease has a term of up to twelve years commencing April 1, 1997, at an aggregate lease cost of $105,062 over the said term.

     The proceeds of sale of the Dickson Plantation were applied to the reduction of long and short term debt owed by the Company:
primarily the retirement of a mortgage in the principal sum of $927,500, with interest accrued to the date of sale.

Anticipated Settlement of Legal Proceedings

     In September of 1996, the Company filed a Civil Action (the
"Action") in the United States District Court, District of
Colorado, against a shareholder of the Company and a corporation affiliated with that shareholder (see "Item 3. Legal
Proceedings").

     As a result of communications between the Company and the defendants, the terms of a settlement proposal were mutually agreed to and placed into written form (the "Settlement
Agreement") during May of 1997.

     The terms of the Settlement Agreement provide that, inter alia, the defendants shall surrender all of their respective rights entitlements and interests in 1,500,000 common shares and unexercised option rights on 1,750,000 common shares in consideration of their retaining such number of free-trading common shares of the Company as have a market value equivalent to $100,000. The Settlement Agreement is structured so as to provide that the Company will obtain a Declaratory Order from the U.S. District Court confirming the terms of the Settlement Agreement.

     As of the signature date of this report, the Settlement Agreement has been executed by the parties and counsel for the Company will be submitting the Stipulation and Order to the U.S. District Court for a Declaratory Order confirming terms of same.

Future Operations

     Throughout 1997 Company management intends to be consistently involved in the identification and analysis of potential acquisition targets within the timber and forest product industry, including undertakings such as saw mills, chip mills, pole production plants and timber lots. The Company expects that these activities will result in further acquisitions and anticipates that such will provide additional corporate growth during 1997.

     The Company's first projects have involved the introduction of genetically enhanced Paulownia trees to U.S. plantations and the management of those plantations. Management is of the opinion that similar projects involving short-rotation tree species in other locales should prove to be financially viable, particularly where emphasis is placed upon tree species which are appropriate to the pulp and paper and oriented strand board markets.

     In this regard, the Company is actively involved in the planning and development of plantation projects involving
Paulownia or other short-rotation species within the State of Hawaii and in the Philippines.

     The Company also intends to actively pursue diversification into a full spectrum of timber industry products and services.
Dixieland is involved in timberland management, timber purchasing, plantation thinning, logging and trucking services and landowner assistance programs.

ITEM 2. DESCRIPTION OF PROPERTY

     The principal business offices of the Company are located at 3573 East Sunrise Drive, Suite 225, Tucson, Arizona 85718. The telephone number at that address is 520-299-9447, or 800-790-9951. These facilities were leased for a four-year term from an unaffiliated third party at rates which management believes are competitive in the market. As of December 31, 1996, the Company leased or owned the following properties:

        TYPE                                           LOCATION

Central Corporate & Administrative Office - Leasehold  Tucson,Arizona

Branch Administrative Office (Dixieland) - Leasehold   Meridian,Mississippi

Branch Administrative Office (Dixieland) - Leasehold   Jackson,Mississippi

Branch Administrative Office (Dixieland) - Leasehold   Ackerman,Mississippi

Wood Yard (Dixieland) - Leasehold                      Hazelhurst,Mississippi

Tree Nursery & Field Lease                             Sparta, Georgia

Greenhouse Facility                                    Sparta, Georgia

(See also "ITEM 1. DESCRIPTION OF BUSINESS - Development")


ITEM 3. LEGAL PROCEEDINGS

     The Company filed a Civil Action in the United States District Court in the District of Colorado in September of 1996 against a shareholder of the Company and a corporation affiliated with that shareholder. The complaint filed by the Company alleges breach of a covenant not to compete, breach of contract, securities fraud under state and federal laws and common law fraud. The complaint also alleges the basis for declaratory and equitable relief against the named defendants. The Company is seeking a return of up to 1,500,000 shares of stock issued to the defendant shareholder and the return of unexercised options to purchase an additional 1,750,000 shares of stock granted to the shareholder defendant and monetary damages in an amount to be determined by the court. The defendants have filed an Answer in the case and are contesting the claims of the Company. The Company has taken action to stop transfer of the shares of stock. (see also "ITEM 1. DESCRIPTION OF BUSINESS, Significant 1996 Operations And Subsequent Developments").

     Dixieland Forest Products, Inc., a wholly-owned subsidiary is a defendant in a lawsuit that claims damages for breach of contract in an undisclosed amount greater than $45,000 and punitive damages of $200,000. Attorney for DFP has indicated that DFP has defenses to all claims for actual damages involved in this litigation. The claim for punitive damages appears doubtful. The case has been taken under advisement by the presiding Judge and is awaiting disposition of DFP's Motion to Dismiss the entire controversy at this time.

     No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceeding paragraphs.

     Additionally, the Company is not aware of any other proceedings against an officer, director or beneficial owner of record of more than five per cent of the common stock of the Company where such party is adverse or has a material adverse interest to the Company, save and except for the above-referred to shareholder defendant, who holds more than five percent of the common stock of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has not, during the period covered by this report, up to and including the date of signature of this report, been any submission of matters to a vote of security holders.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Market Information

     The common stock of the Company is quoted on the Bulletin
Board maintained by the NASD. The following table sets forth the range of closing bid and ask quotations for the common stock in each full quarterly period since January 1, 1993.


                         CLOSING BID         CLOSING ASK

March 31, 1993             1.50                    2.50
June 30, 1993              1.875                   2.50
September 30, 1993         2.50                    4.00
December 31, 1993          2.7                     4.00
March 31, 1994             3.00                    4.50
June 30, 1994              3.00                    5.00
September 30, 1994         3.00                    4.00
December 31, 1994          3.00                    3.875
March 31, 1995             2.00                    4.00
June 30, 1995              2.00                    3.00
September 30, 1995         0.75                    1.125
December 31, 1995          0.47                    0.53
March 31, 1996             0.29                    0.30
June 30, 1996              0.12                    0.12
September 30, 1996         1.00                    1.07
December 31, 1996          1.38                    1.38

     The above prices were obtained from National Quotation Bureau, Inc. These quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On June 16, 1997, the closing bid was $0.43 and the closing ask price was $0.50, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were 10 broker-dealers publishing quotes.


Dividends

     Neither the Company nor any of its subsidiaries have, during their respective existences, declared or paid or set aside for payment any cash dividends on their common shares and no dividends are contemplated at any time in the foreseeable future. There are no current or contemplated restrictions attributable to any contractual commitment of the Company which will limit the ability of the Company to declare and pay dividends.


ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity & Capital Resources

     The Company, during the period ended December 31, 1996, provided a significant portion of its cash needs from two sources: (i) the sale of restricted common stock of the Company in the amount of $1,559,500; and, (ii) periodical borrowing from sources of short and long-term debt in the amount of $315,970.

     On December 31, 1996 the Company owed approximately $252,400 in unpaid taxes, which included interest and penalties concerning the Company's 1994 federal and state corporate tax return filings. These taxes relate to the income which resulted from the sale of securities . The proceeds from those sales have been the Company's single most significant source of liquidity since fiscal 1993 and the Company would not have survived without them. Management was able to negotiate the penalties involved and the Company has fully paid all Federal taxes and owes approximately $43,000 to the State of Arizona as of June 16, 1997. (see also "Item 1: Description of Business, Significant 1996 Operating Results and Subsequent Developments")

     As of December 31, 1996 the Company also owed $2,902,092 in long term debt to various parties which were evidenced by notes payable, which require repayment of $494,218 of principal during calendar 1997. (see also "Item 1: Description of Business, Significant 1996 Operating Results and Subsequent Developments"). The Company was successful in negotiating new and extended payment terms with regard to those notes. Management believes that it will be successful in its efforts to repay long term debt with stock and will be successful in negotiating extended terms during calendar 1997, although there can be no assurance of this.

     Funds in the amount of $1,975,000 were raised during November and December of 1996 for the acquisition of Dixieland and for working capital for the combined entities. $1,125,000 in excess of the purchase price cash needs of $850,000 was obtained to reduce debt and provide for operating capital. (See also "Item
1. Description of Business, Development").


Results of Operations

Nine Months Ended December 31, 1996 Compared to the Year Ended
March 31, 1996

     In the nine months ended December 31, 1997 depreciation and amortization expense of $47,109 reduced income but did not effect cash from operations. Cash used for operating activities during the period total $444,669. The Company issued notes payable in the amount of $315,970 and repaid debt of $172,174. Cash was used to decrease related party debt by $113,550. The Company obtained working capital in the amount of $1,559,500 through the issuance of common stock. Net cash proved by financing activities totaled $1,589,746. Overall, cash increased by $855,436 during the nine months ended December 31, 1996.

     During the nine months ended December 31, 1996 cash in the amount of $692,772 net of cash acquired was used towards the acquisition of Dixieland Forest Products, Inc., (see "Item 1. Description of Business, Development"). In addition, the company paid principal on notes payable in the amount of $1,993. Investment in forestry development costs amounted to $11,154 and purchases of property, equipment $26,984. Proceeds from the sale of property and equipment totaled $137,123 Thus, the Company expended net cash of $289,641 for investing activities.

     Revenues during calendar 1996 increased to $215,786 from $213,115 in fiscal 1996 as the Company continued to implement its acquisition program. Calendar 1996 revenues were higher as a result of the Dixieland acquisition and increased seedling and greenhouse product sales in the U.S. operations. Neither items was significant in calendar 1996. Fourteen days of Dixieland sales are recorded in the consolidated financial statements. The consolidated twelve month sales of the two entities totaled $6,077,783.

     It is anticipated that calendar 1997 will see more substantial operating revenues as a result of the Dixieland acquisition and the further implementation of the Company's acquisition program. It is not possible to predict the amount which the foregoing will contribute to revenues in calendar 1997. The cost of sales in the nine months ended December 31, 1996 increased in tandem with the revenue figure by an amount of $37,477, which resulted in costs of $128,658 in the nine months ended December 31, 1996, as compared to $91,181 in the year ended March 31, 1996. Gross profit, however, decreased $34,806 to $87,128 in the nine months ended December 31, 1996 from $121,934 in the year ended March 31, 1996.

     Operating expenses of the Company during calendar 1996 decreased $421,853 (36%) to $756,279 from $1,178,132 in the year ended March 31, 1996. Research and development costs, which were included in the immediately foregoing operating expense figures, decreased in calendar 1996 to$0 from $1,980 in fiscal 1996 as the Company completed the formulation of its technology and only devoted such further efforts and moneys as were necessary to refine the same. It is anticipated that calendar 1997 research and development costs will continue in line with 1996 figures.

     Other expenses of the Company during the nine months ended December 31, 1996 decreased to $316,022 from $1,135,808 in the year ended March 31,1996 due in part to the writeoff of Australian operations and the related provision for bad debt in the year ended March 31, 1996. In the nine months ended December 31, 1996 the Company realized an income tax benefit of $94,586--the result of a negotiated settlement with the IRS which partially abated interest and penalties related to a stock transaction in fiscal 1994.


ITEM 7. FINANCIAL STATEMENTS

     The audited consolidated financial statements and supporting schedules required under this item are listed under Item 13 below, and are set forth in the pages immediately following Item
13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants during the subject reporting period. The
Company's audit committee consists of its Board of Directors.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS: COMPLIANCE WITH SECTION
        16(a) OF THE EXCHANGE ACT

     The following table sets forth all current directors, executive officers and significant employees of the Company and of each significant subsidiary, as well as their ages:

     Name                Age            Positions With The Company

David L. Shorey           54            Chairman of the Board of Directors,
                                        Chief Executive, Accounting and
                                        Financial Officer, Treasurer and
                                        Director of Subsidiaries.

James M. Gibson           50            Senior Vice President, Secretary
                                        and Director of the Company.

Douglas W. Shorey         53            National Director of Forestry for
                                        the Company and Director of the
                                        Company.

Randy Pope                46            President of Dixieland Forest
                                        Products, Inc., a wholly-
                                        owned subsidiary of the Company.

Stephen Busby             44            Vice President of Dixieland
                                        Forest Products,Inc., a wholly-
                                        owned subsidiary of the Company.

     No Director or executive officer has any arrangement or understanding whereby they have been or will be selected as a director of the Company. Further, no executive officer or director of the Company is related to any other executive officer or director, other than Messrs. David L. and Douglas W. Shorey, who are brothers. All directors of the Company hold office until the next annual meeting of shareholders, and until their successors have been duly elected and qualified. Executive officers are selected by the board at its annual meeting and hold office until the first to occur of their death, resignation or removal from office.

Biographical Profiles

     The following biological profiles relate to each individual currently serving as a director, executive officer, or significant employee of the Company and of each significant subsidiary.

     David L. Shorey - A founder of the Company and Chairman, CEO and CFO since September 18, 1992, Mr. Shorey has a strong background in the timber industry. He has held a practicing license as a Certified Public Accountant in Arizona, California and New Hampshire and has worked with Ketchikan Pulp Company, Roseburg Lumber Company, Evans Products Company and Sitka Spruce company. He is also experienced in the operation of publicly-traded companies, with emphasis on audit work, acquisitions, mergers and financing. Mr. Shorey is a graduate of the University of Oregon, Eugene, with a Bachelor of Arts Degree in Accounting
(1971).


     James M. Gibson - A founder of the Company and Senior Vice President (January, 1993) and Director (May, 1995), Mr. Gibson's background includes ten years of private legal practice in the areas of corporate and commercial law. He has served in senior management capacities for several publicly-listed companies and is highly experienced in corporate communications. Mr. Gibson is a graduate of the University of British Columbia, where he obtained a Bachelor of Arts Degree in English Literature and Psychology (1968) and a Bachelor of Laws (1971).

     Douglas W. Shorey - Mr. Shorey (brother of David L. Shorey) has been the Director of Forestry for the Company since June, 1993, and a Company Director since May, 1995. Over the past twenty years, he has worked extensively in the areas of biological research, environmental biology and plant life ecosystems, and has become well known for his strong working knowledge of forest products. In addition to his involvement with biological studies, Mr. Shorey has served in a consulting capacity to various governmental agencies and private sector interests in studies pertaining to environmental biology, tree growth monitoring and plant life ecosystems. Mr. Shorey presently serves as Director for the State of Oregon on behalf of the American Paulownia Association, Inc. Mr. Shorey received a Master of Science in Biology from Idaho State University in 1975.

     Randy Pope - President of Dixieland Forest Products, Inc. for 18 years (a wholly-owned subsidiary of the Company), Mr. Pope holds a Bachelor of Science Degree in Forest Research from Mississippi State University (1974). Mr. Pope has served as the Area Forester for the State of Mississippi and for five years, was employed by Container Corp. of America. Deeply involved with natural resource management, his memberships and associations include the Mississippi Forest Association, the American Pulpwood Association and the Institute of Legislative Affairs.

     Stephen L. Busby - Vice President of Timber Procurement of Dixieland Forest Products, Inc. Having worked as a procurement forester for in the southern U.S. since 1975, Mr. Busby's past experience includes twenty years as a procurement manager for Georgia Pacific Corporation. His background also includes rate of return studies on future timber stand growth, business plan development, forecasting and purchasing timber tracts, developing landowner assistance programs for timber and wildlife management and production of weekly cost reports and analysis.


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid in fiscal 1993, 1994, 1995, 1996 or calendar 1996 to the Board of Directors of the Company in their capacities as such. There are no agreements concerning compensation of Directors or executive officers. The following table sets forth all cash and any other compensation paid for each of the three years ended March 31, 1996 and the calendar year 1996.

                           Annual                                     Long Term
Name And                 Compensation                    Other      Compensation
Principal Position       Year Salary ($)     Bonus     Compensation   Options

David L. Shorey          1993      nil         nil     $26,000(1)        nil
Chairman                 1994      nil         nil     $96,000(1)        nil
                         1995      $51,56      nil     $44,438(1)        nil
                         1996      $92,153     7,500   $ 6,000(1)        nil
               9 months  1996(cal) $57,692(3)  nil     $  4,500          nil

James M. Gibson          1993      nil         nil     $  9,000(2)       nil
Vice President           1994      nil         nil     $56,000(2)        nil
                         1995      nil         nil     $72,000(2)        nil
                         1996      $68,044     7,250   $  6,000          nil
               9 months  1996(cal  $54,000     nil     nil               nil

Douglas Shorey           1993      nil         nil     nil               nil
Forestry Director        1994      $37,809     nil     nil               nil
                         1995      $65,211     nil     nil               nil
                         1996      $58,788     5,000   nil               nil
               9 months  1996(cal) $46,154(4)  nil     nil               nil



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

(3) Total compensation paid to David Shorey during the nine months ended December 31, 1996 amount to $0. All compensation listed in this column remains unpaid at the signature date of this report.

(4) Total compensation paid to Douglas Shorey during the nine months ended December 31, 1996, amount to $4,615. All compensation listed in this column remains unpaid at the signature date of this report.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of June 16, 1997, the shares of common stock owned by each current Director and executive officer, by Directors and officers as a group and by each person known to the Company to own more than 5% of the outstanding common shares:

Title Of            Name & Address Of              Amount Of          Percent Of
Class                Beneficial Owner      Beneficial Ownership        Class (1)

Common         David L. Shorey                        971,889           6.2
               3573 E. Sunrise Dr., Ste. 225
               Tucson, AZ 85718

Common         Lorraine Bourgoin                       790,114          5.1
               4740 E. Sunrise Dr. Box 143
               Tucson, AZ 85718

Common         James M. Gibson                          35,000        _________
               5573 N. Sapphire Dr.
               Tucson, AZ 85750

Common         Douglas W. Shorey                       570,000 (3)      3.6
               3573 E. Sunrise Dr., Ste. 225
               Tucson, AZ. 85718

Common         FAI Overseas Investments,             1,400,000          9.0
               Pty Ltd., 18 Macquarie St.
               Sydney, NSW 2000
               Australia

Officers & Directors                                 1,576,889         10.1
as a Group (3 persons)


(1) The figures in this column are based upon approximately 15,600,000 common shares which had been or were to be issued and were outstanding on December 31, 1996.

(2) These shares are owned by SSI Development Corporation, which Mr. Shorey controls through his shareholdings, as well as his positions as an officer and Director.

(3) Douglas Shorey's spouse owns 250,000 of these shares, all of which Douglas Shorey disclaims beneficial ownership of.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Douglas Shorey, a director and officer of the Company, loaned 400,000 free-trading common shares of the Company to the Company to facilitate the completion of the Dixieland acquisition in December of 1996. In consideration of the said loan, Douglas Shorey received 50,000 restricted common shares of the Company, plus the return of the aforementioned 400,000 shares.

     David L. Shorey, a director and officer of the Company, received from the Company, in his capacity as an officer and director of SSI Development Corporation, the sum of $132,000 as repayment of a loan made to the Company by SSI Development Corporation.

     David L. Shorey, in his personal capacity, purchased 200,000 shares of the Company during December of 1996 and January of 1997, the said share purchases all being at the then current market value.

     David L. Shorey is owed $72,245 in accrued salary as of December 31, 1996.

     Douglas W. Shorey is owed $51,264 in accrued salary as of December 31, 1996.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following reports have been filed as a part of this report:

     (1) Report of Gary Gethmann, CPA, Ltd.

     The following 8-K reports were filed on the dates indicated:

     (1) A report on Form 8-K was filed by the Company on October
14, 1996, reporting the engagement of Gary L. Gethmann, CPA, Ltd.
as auditor for the Company.

     (2) A report on Form 8-K was filed by the Company on February 14, 1997, reporting the change of the Company's fiscal year end from March 31, to December 31.

     (3) A report on Form 8-K was filed by the Company on January
22, 1997, reporting the Company's acquisition of Dixieland Forest
Products, Inc.

     (4) A report on Form 8-K/A was filed by the Company on
February 28, 1997, reporting the Company's acquisition of
Dixieland Forest Products, Inc.  This report amended the January
22, 1997 8-K to include financial statements.
-----------------------------------------------------------------------------

                       Independent Auditor's Report

Board of Directors
Forestry International, Inc.

We have audited the accompanying consolidated balance sheet of Forestry International, Inc. and subsidiaries as fo December 31, 1996 and March
31, 1996 and the related consolidated statements of operations, stockholders'equity (deficit), and cash flows for the nine months ended December 31, 1996 and year ended March 31, 1996. The consolidatd financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordannce with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, an all material respects the financial position of Forestry International, Inc. and subsidiaries as of December 31, 1996 and March 31, 1996, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 1996 and the year ended March 31, 1996 in conformity with generally accepted accounting principles.


                                     /s/ Gary L. Gethmann, CPA, Ltd.

Tucson, Arizona
June 18, 1997
   except for Note 22 which is as of June 20, 1997

-----------------------------------------------------------------------------

                        FORESTRY INTERNATIONAL, INC.
                        CONSOLIDATED  BALANCE SHEET
                    DECEMBER 31,1996 AND MARCH 31, 1996


                                                   DEC 31, 199   MAR 31, 1996
                                                   -----------   ------------
               ASSETS

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                       $855,436              $0
     NOTES AND ACCOUNTS RECEIVABLE,
       NET OF ALLOWANCE (NOTES 7 AND 19)              399,509           2,609
     ACCRUED INTEREST                                   1,336               0
     EQUIPMENT HELD FOR SALE                          129,496               0
     INVENTORY (NOTE 2)                               498,453          46,165
     PREPAID EXPENSES AND DEPOSITS                     27,402          46,131
     DUE FROM RELATED PARTY                            10,763               0
                                                    ---------      ----------
          TOTAL CURRENT ASSETS                      1,922,395          94,905

INVESTMENT - FORESTRY DEVELOPMENT COSTS               883,131         882,359

NOTES RECEIVABLE - LONG TERM                          404,102               0

PROPERTY AND EQUIPMENT (NOTES 2 AND 10):
     LAND                                             907,423       1,149,766
     BUILDING AND NURSERY FACILITIES                  262,093         334,057
     MACHINERY AND EQUIPMENT                          264,707         141,442
     OFFICE EQUIPMENT                                  54,445          22,204
     COMPUTERS AND SOFTWARE                            22,374          22,374
     VEHICLES                                         162,323          65,814
                                                   ----------      ----------
                                                    1,673,365       1,735,657
     LESS ACCUMULATED DEPRECIATION                    114,572          79,928
                                                   ----------      ----------
          NET PROPERTY AND EQUIPMENT                1,558,793       1,655,729
                                                   ----------      ----------

OTHER ASSETS:
     INTANGIBLE ASSETS (NOTES 2 AND 11)             2,108,835               1
     CASH SURRENDER VALUE, LIFE INSURANCE               4,450               0
     ORGANIZATION EXPENSE , NET OF $8,067
       AND $6,555 ACCUMULATED AMORTIZATION              2,016           3,528
     DEFERRED ACQUISITION COSTS                             0         306,139
     DEFERRED INCOME TAX BENEFIT, NET OF
       $1,263,000 AND $798,000 VALUATION
       ALLOWANCE (NOTE 15)                                  0               0
                                                   ----------      ----------
          TOTAL OTHER ASSETS                        2,115,301         309,668
                                                   ----------      ----------

TOTAL ASSETS                                       $6,883,723      $2,942,661
                                                   ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     CURRENT PORTION OF LONG TERM DEBT (NOTE 13)     $494,218         $12,184
     NOTES PAYABLE (NOTE 12)                          511,554         172,831
     ACCOUNTS PAYABLE                                 356,880         545,559
     ACCRUED PAYROLL AND OTHER EXPENSES               230,998         101,594
     INCOME TAX PAYABLE (NOTE 15)                     252,420         382,243
     DUE TO RELATED PARTIES (NOTE 14)                  13,500         127,050
                                                   ----------      ----------
          TOTAL CURRENT LIABILITIES                 1,859,570       1,341,461
                                                   ----------      ----------

LONG TERM DEBT - UNRELATED (NOTE 13)                2,902,092       1,881,809

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT
   EVENTS (NOTES 21 AND 22)                                 0               0

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 17 AND 22):
     PREFERRED STOCK, PAR VALUE $.0001 PER
       SHARE, AUTHORIZED 10,000,000 SHARES                  0               0
     COMMON STOCK, PAR VALUE $.0001 PER
       SHARE, AUTHORIZED 100,000,000 SHARES;
       ISSUED AND OUTSTANDING 15,599,517
       SHARES                                           1,560             921
     CAPITAL IN EXCESS OF PAR VALUE                 6,844,571       3,550,953
     ACCUMULATED DEFICIT                           (4,724,070)     (3,832,483)
                                                    ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      2,122,061       (280,609)
                                                    ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                $6,883,723      $2,942,661
                                                   ==========      ==========

------------------------------------------------------------------------------

                        FORESTRY INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
     Nine months ended December 31, 1996 and year ended March 31, 1996


                                           DEC 31, 1996       MAR 31, 1996
                                           ------------       ------------
OPERATING REVENUE                              $215,786           $213,115
COST OF SALES                                   128,658             91,181
                                             ----------         ----------
     GROSS MARGIN                                87,128            121,934
                                             ----------         ----------

GENERAL AND ADMINISTRATIVE EXPENSES             608,670          1,176,152
RESEARCH AND DEVELOPMENT                              0              1,980
IMPAIRMENT LOSS ON LONG-LIVED
   ASSET (NOTE 8)                               147,609                  0
                                             ----------         ----------
     TOTAL OPERATING EXPENSES                   756,279          1,178,132
                                             ----------         ----------
     OPERATING LOSS                            (669,151)        (1,056,198)
                                             ----------         ----------
OTHER INCOME (EXPENSE):
     INTEREST AND DIVIDENDS                       6,626             11,858
     INTEREST EXPENSE                          (231,608)          (326,345)
     FINANCE COST                               (27,709)                 0
     LOSS ON SALE OF LAND (NOTE 10)             (27,220)                 0
     LOSS ON SEEDLING SPOILAGE                  (36,111)                 0
     GAIN (LOSS) FROM ABANDONMENT OF
       AUSTRALIAN OPERATIONS
          GAIN FROM NET ASSETS ABANDONED              0             16,798
          PROVISION FOR BAD DEBT ON NOTE
            RECEIVABLE                                0           (624,529)
     PENALTIES ABATED                                 0              40,494
     LOSS ON OFFERING                                 0            (254,084)
                                             ----------          ----------
          TOTAL OTHER INCOME AND EXPENSE       (316,022)         (1,135,808)
                                             ----------          ----------
LOSS BEFORE INCOME TAXES                       (985,173)         (2,192,006)

INCOME TAXES BENEFIT (NOTE 15)                  (94,586)           (198,983)
EQUITY IN LOSS OF FORESTRY INTERNATIONAL
  PHILIPPINES, INC.                               1,000                   0
                                             ----------           ----------
NET LOSS                                      ($891,587)         ($1,993,023)
                                             ==========           ==========

NET LOSS PER COMMON SHARE                        ($0.08)              ($0.22)
                                             ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES     11,854,489            9,112,798
                                             ==========           ==========

-----------------------------------------------------------------------------

                       FORESTRY INTERNATIONAL, INC.
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended March 31, 1996 andhe nine months ended December 31, 1996


                                          COMMON STOCK        PAID IN                     FOREIGN
                                      ---------    -------   CAPITAL IN                   CURRENCY         NET
                                       NUMBER        PAR     EXCESS OF    ACCUMULATED    TRANSLATION  STOCKHOLDERS'
                                      OF SHARES     VALUE    PAR VALUE      DEFICIT      ADJUSTMENT       EQUITY
                                      ---------    -------   ---------    ----------     ----------   -----------
BALANCES AT MARCH 31, 1995             7.922,813     792     2,980,845    (1,839,460)    (147,799)      994,378

ISSUANCE OF COMMON STOCK FOR CASH      1,124,000     113       503,889                                  504,002

ISSUANCE OF COMMON STOCK TO EMPLOYEES
     AS COMPENSATION                     115,000      12        28,739                                   28,751

ISSUANCE OF COMMON STOCK FOR
     ADVERTISING SERVICES                 33,886       3        27,481                                   27,484

ISSUANCE OF COMMON STOCK TO SETTLE
     DISPUTE WITH FORMER EMPLOYEE         10,000       1         9,999                                   10,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                   147,799       147,799

NET LOSS                                                                  (1,993,023)                (1,993,023)
                                        --------- -------     ---------   ----------     ---------   -----------
BALANCES AT MARCH 31, 1996             9,205,699      921     3,550,953   (3,832,483)            0     (280,609)


ISSUANCE OF COMMON STOCK FOR CASH      2,101,583      210     1,469,290                               1,469,500

ISSUANCE OF COMMON STOCK FOR DEBT
     PAYMENTS IN LIEU OF CASH          3,072,235      307       946,949                                947,257

ISSUANCE OF COMMON STOCK FOR
     SERVICES                            120,000       12        89,988                                 90,000

ISSUANCE OF COMMON STOCK FOR
     INTEREST                             50,000        5        37,495                                 37,500

ISSUANCE OF COMMON STOCK FOR
     ACQUISITION OF DIXIELAND
     FOREST PRODUCTS                   1,050,000      105       749,895                                750,000

NET LOSS                                                                  (891,587)                   (891,587)
                                      ----------   -------    ---------  ---------    ----------    ----------
BALANCES AT DECEMBER 31, 1996         15,599,517    1,560     6,844,571 (4,724,070)            0     2,122,061
                                      ==========   =======    ========= ===========   ==========    ==========

----------------------------------------------------------------------------

                          FORESTRY INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
        Nine Months Ended December 31,1996 and Year Ended March 31, 1996

                                              DEC 31, 1996       MAR 31, 1996
                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                      ($891,587)       ($1,993,023)
  ADJUSTMENTS TO RECONCILE NET LOSS:
     AMORTIZATION AND DEPRECIATION                 47,109             98,228
     COMMON STOCK ISSUED FOR INTEREST              37,500             66,235
     LOSS ON IMPAIRMENT OF LONG-LIVED ASSET       147,609                  0
     LOSS FROM ABANDONMENT OF AUSTRALIAN
       OPERATIONS                                       0            607,731
     LOSS ON SALE OF PROPERTY AND EQUIPMENT        27,220                  0
    (INCREASE) DECREASE IN:
       NOTES AND ACCOUNTS RECEIVABLE               (7,735)               891
       ACCRUED INTEREST RECEIVABLE                 (1,336)                 0
       INVENTORY                                  (40,606)             5,201
       PREPAID EXPENSES AND DEPOSITS               50,995             11,597
       DUE FROM RELATED PARTY                     (10,763)                 0
       OTHER ASSETS                                (4,450)            98,290
     INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES      331,198            446,689
       INCOME TAX  PAYABLE                       (129,823)          (210,027)
                                             -------------       ------------
NET CASH USED BY OPERATING ACTIVITIES            (444,669)          (868,188)
                                             -------------       ------------
CASH FLOWS FROM (APPLIED TO)
  INVESTING ACTIVITIES:
    NOTES RECEIVABLE, NET                          (1,993)            43,005
    PURCHASE OF BUSINESS, NET OF
      CASH ACQUIRED                              (692,772)                 0
    PURCHASE OF PROPERTY AND EQUIPMENT            (26,984)          (142,176)
    PROCEEDS FROM SALE OF PROPERTY AND
      EQUIPMENT                                   137,123                  0
    DECREASE (INCREASE) IN FORESTRY
      DEVELOPMENT COSTS                           (11,154)          (196,583)
    DEFERRED ACQUISITION COST                     306,139           (306,139)
                                            --------------       ------------
NET CASH PROVIDED BY (USED BY)
  INVESTING ACTIVITIES                           (289,641)          (601,893)
                                            --------------       ------------
CASH FLOWS FROM (APPLIED TO) FINANCING
  ACTIVITIES:
    ISSUANCE OF NOTES PAYABLE                     315,970            612,831
    REPAYMENT OF DEBT                            (172,174)           (78,555)
    NET INCREASE (DECREASE) IN RELATED
      PARTY DEBT                                 (113,550)            77,050
    ISSUANCE OF COMMON STOCK                    1,559,500            504,002
                                            -------------       -------------
NET CASH PROVIDED BY (USED BY)
  FINANCING ACTIVITIES                          1,589,746          1,115,328
                                            -------------       -------------

TRANSLATION ADJUSTMENT                                  0            147,799
                                            --------------      -------------

NET INCREASE (DECREASE) IN CASH                    855,436          (206,954)
CASH, BEGINNING OF PERIOD                                0           206,954
                                            ---------------      ------------
CASH, END OF PERIOD                               $855,436                $0
                                            ===============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    CASH PAID FOR INTEREST                         $117,557          $113,309

    CASH PAID FOR INCOME TAX                         43,772              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    COMMON STOCK ISSUED FOR PURCHASE OF
      DIXIELAND FOREST PRODUCTS                     750,000              -

    COMMON STOCK ISSUED FOR DEBT PAYMENTS           947,257              -

    NOTE  PAYABLE RELATING TO PURCHASE OF
      EQUIPMENT                                        -               48,426

    NOTE PAYABLE RELATING TO PURCHASE OF
      VEHICLE                                          -               25,870

PURCHASE OF BUSINESS, NET OF CASH ACQUIRED:

          WORKING CAPITAL OTHER THAN CASH           89,804               -
          LONG TERM NOTES RECEIVABLE              (402,109)              -
          EQUIPMENT                               (225,240)              -
          GOODWILL                              (2,108,835)              -
          LONG TERM DEBT                         1,203,608               -
          COMMON STOCK ISSUED                      750,000               -
                                             -------------       ------------
                                                 (692,772)               -
                                             =============       ============


                 (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)
-----------------------------------------------------------------------------

                       FORESTRY INTERNATIONAL, INC
                Notes to Consolidated Financial Statements
                           December 31, 1996


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

The Company was in its development stage until December 16, 1996 when it acquired Dixieland Forest Products, Inc ("DFP"), a
Mississippi corporation.   DFP, a wholly owned subsidiary,
supplies timber to pulp, paper, and lumber mills and provides landowner assistance with replanting, thinning, and timber transportation.

Future revenues of the Company are anticipated from the sale and distribution of seedlings, woodchips, saw logs, and syndication of timber tract partnerships.


(2)   Summary of Significant Accounting Policies

       (a) Change of Fiscal Year

On December 16, 1996 the company completed the acquisition of 100% of the outstanding stock of Dixieland Forest Products, Inc (note 5). On February 13, 1997 the Board of Directors of the Company approved a change of year end for the Company to December 31 to coincide with the year end of the operating wholly-owned subsidiary. The result is a short period for the nine months ended December 31, 1996.


       (b) Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Dixieland Forest Products, Inc. ("DFP"), DFP's wholly-owned subsidiary Dixieland Trucking, Inc., Forestry International Pty Ltd. and International Forestry Products Pty Ltd. The latter two companies are Australian based
entities.   The Australian subsidiaries operate in Australian
currency which has been translated to U.S. dollars in consolidation. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. As of February 29, 1996 both Australian subsidiaries were abandoned and net assets were written off. A resulting gain net of the foreign currency translation adjustment is reported in the consolidated statement of operations under other income (expense) for the year ended March 31, 1996.

       (c) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

      (d)   Property and Equipment

Property and equipment are stated at cost. Property and equipment of the Company are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be forty years for buildings and five to seven years for equipment. Equipment of DFP and its subsidiary are depreciated using the declining balance method over estimated useful lives of five to seven years.

       (e)   Inventory

Inventory consists of timber purchased. The value of timber is determined by reducing original cost by depletion which is determined by an allocation of original cost to the estimated volume of each species on a tract by tract basis and then applying the resulting unit value to harvested quantities..

       (f)   Capitalized Forestry Development Costs

Forestry development costs consisting of items such as seedling costs, labor, fertilizer, equipment rental, etc. are capitalized during the term from inception of the forest to the end of the term when the forest requires maintenance. This is normally after three years. These capitalized costs will be charged to expense on a per-tree allocation basis as the trees are harvested. No amortization expense has been recognized as of December 31, 1996.

       (g)   Impairment of Long-Lived Assets

As of April 1, 1996 the Company adapted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires an impairment loss be recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future cash flows is less than the carrying amount of the asset (note 8).

       (h)   Intangible Assets

Intangible assets includes certain technology, contracts and a covenant not to compete which allows the Company an exclusive right to develop and utilize clonal tissue of the paulownia tree. This asset was acquired from an unrelated third party in exchange for 2,000,000 shares of common stock. The asset was valued at a nominal amount of $1.

Intangible assets also consists of the excess of purchase price over estimated fair value of net assets acquired of Dixieland Forest Products, Inc. and its wholly-owned subsidiary. The asset, which appears as "Goodwill" on the consolidated balance sheet, will be amortized using the straight-line method over 40 years beginning in 1997.

       (i)   Organization Costs

Organization costs were recorded at cost and amortized over 60 months using the straight-line method. Amortization expense of $1,512 and $2,016 is included in operating expenses in the nine months ended December 31, 1996 and the year ended March 31, 1996 respectively.

       (j)    Revenue Recognition

The Company will recognize revenues from sales of seedlings, woodchips, saw logs, and high quality hardwood as such sales occur.

        (k)   Advertising

All advertising costs are expensed in the year incurred.
Advertising expense was $677 and $41,920 for the nine months ended December 31, 1996 and the year ended March 31, 1996 respectively.
        (l)   Income Taxes

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

        (m)   Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are non-dilutive as of December 31, 1996 and March 31, 1996.

       (n) Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated in U.S. dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment has been recognized in the statement of operations due to the abandonment of all foreign operations as of February 29, 1996.

       (o)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.


(3)     Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the
normal course of business.   The consolidated financial
statements also include capitalized forestry development costs of $883,131, the recoverability of which is dependent on the future
market value of the harvested trees.   The Company's business
plan calls for the use of investment bankers to raise capital to fund its operations and to provide capital to acquire additional operating companies with positive cash flow.



(4)      Private Placement Offering

On July 5, 1995 the Company commenced a confidential private placement offering under Regulation D of the Securities Act of 1933 in the maximum amount of $2,500,000. The offering was underwritten by Argent Securities, Inc. on a best efforts basis. The proceeds of the offering were to be directed to the acquisition of Dixieland Forest Products, Inc. and for funding operations. As of March 31, 1996 the offering had been abandoned. A charge of $254,084 was written off against income in the year ended March 31, 1996. Management pursued other means of obtaining capital and acquired DFP on December 16, 1996 (note
5).


(5)      Acquisition

On December 16, 1996, the Company entered into a share purchase agreement (the "Agreement) with Dixieland Forest Products, Inc., a Mississippi corporation, and Mr. Randy Pope ("Pope") , a resident of Mississippi. The Agreement provided that as of December 16, 1996, the Company would acquire all of the business, operations and prospects of Dixieland Forest Products, Inc. ("DFP").

Under the terms of the Agreement, the purchase price paid for DFP by the Company was $1,850,000. The consideration given by the Company to Pope consisted of the following:

(I)       $400,000 cash at closing.

(II) $250,000 on January 3, 1997 through delivery of 250,000 shares of the Company's restricted common stock.

(III) $450,000 through an agreement whereby an unrelated third party would supply 400,000 shares of free trading stock to Pope subject to a stock repurchase agreement. The stock repurchase agreement provided as follows:

           (i) $200,000 would be provided to Pope on or prior to January 3, 1997 through performance by the third party on a pledge to acquire two hundred thousand shares of the Company's common stock held by Pope at $1.00 per share, and;

          (ii) $250,0000 on or prior to January 3, 1997 through performance by the third party on a pledge to acquire two hundred thousand shares of the Company's common stock held by Pope at $1.25 per share. Pope would have the option to sell the shares for $1.00 per share and receive 50,000 restricted common shares or to sell the shares for $1.25 per share and the Company would provide 50,000 restricted common shares to the non-affiliated third party. The shares were acquired in 1997 at $1.00 per share and Pope opted for 50,000 shares of restricted stock.

(IV) $750,000 through a note executed at closing bearing interest at 7% due in quarterly installments over ten years. The note is secured by a stock pledge agreement.

The seller also received a two year employment contract requiring an annual salary of $100,000 plus benefits and "bonus payments" based on defined operating results.

The Company has signed a five year lease for real property owned by the seller for annual rent of $100,000 triple net.

The Company was also obligated to remove Pope from all personal guarantees to DFP debt by March 30, 1997. As of the report date, the Company is negotiating with a bank to satisfy this requirement.

The acquisition has been recorded under the purchase method of accounting and accordingly the results of operations of DFP and its wholly-owned subsidiary have been included in the consolidated financial statements of the Company for the nine months ended December 31, 1996. The fair value of assets acquired and liabilities assumed is summarized as follows:

               Current assets                $ 1,013,866
               Long term notes receivable        402,109
               Equipment                         225,240
               Goodwill                        2,108,834
               Current liabilities            (1,024.850)
               Long term liabilities         (   560,343)
                                          ---------------
                                             $ 2,164,856
                                          ===============

The following unaudited pro forma condensed combined financial information assumes the acquisition occurred at the beginning of the Company's current fiscal period (i.e. April 1, 1996) and consequently is for the nine months ended December 31, 1996.

               Net sales                  $4,811,462
               Income from operations        852,358
               Net (loss)                   (938,381)
               Net (loss) per share             (.08)

On February 17, 1995 the Company, through newly-formed
corporations in Australia, Bio-Nursery Pty Ltd   and Bio-Plants
Pty Ltd entered into an agreement to acquire Canungra--a nursery facility involved in the propagation of nursery stock, research and development of plant varieties, and the growing and harvesting of bio-stock for tree species.

Canungra was purchased for $825,000.   The purchase price was
allocated as follows: $262,500 - land:$150,000 - buildings and improvements; $206,250 - plant and equipment; and $206,250 - cost in excess of net assets acquired. The purchase price for Canungra was paid as follows: (i) a promise to pay or otherwise satisfy $618,750 of debts of Canungra, (ii) $37,500 in cash on or before March 31, 1995, and (iii) a $168,750 note payable due in five years, which is interest free but is secured by a lien against the real estate purchased.


(6)       Fair Value of Financial Instruments

The fair values of cash and cash equivalents, notes and accounts receivable, notes payable and accounts payable approximate cost because of the short-term maturity of these financial instruments. Long term notes receivable, notes payable and most long term debt including current maturities are at variable rates tied to the prime rate and therefore carrying values approximate fair values. The estimated fair values of the Company's financial instruments are as follows:

                                     12-31-96                3-31-96
                               Carrying      Fair       Carrying    Fair
                                Amount     Value         Amount    Value
Financial assets:
   Cash and cash equivalent   $855,436  $855,436  $        0     $        0
     Notes and accounts
        receivable             399,509   399,509        2,609         2,609
     Long term notes
        receivable             404,102   404,102            0             0

Financial liabilities:
    Notes payable              511,554   511,554       172,831      172,381
    Accounts payable           356,880   356,880       554,559      554,559
    Long term debt including
       current maturities    2,904,204 2,904,204     1,881,809    1,881,809


(7)     Notes Receivable

On March 15, 1994, the Company's Australian subsidiary sold land and trees to an unrelated party for total consideration of $703,198 which consisted of a down payment of $210,960 and a note receivable of $492,238 due in quarterly installments through March 15, 1995, plus interest at 17%. The buyer defaulted on the loan and the debt was restructured in a settlement in May 1995 which requires the loan to be secured by 210,000 shares of common stock of Wincanton Corporation, a U.S. public reporting entity, and 200,000 shares of common stock of Work Recovery, Inc., a U.S. public reporting entity. Under the terms of the settlement agreement, the Company was to receive 12 monthly principal installments of $45,906 plus a balloon payment of $110,175 by June 30, 1996. Additionally, interest will be calculated daily
and paid monthly in arrears at the rate of 12%.   The Company is
attempting to collect on its collateral and guarantees at this time but does not expect payment. As of March 31, 1996, a bad debt allowance of $624,529 representing 100% of the outstanding balance receivable plus accrued interest was established. The Company continues to pursue all legal means available to recover these funds.

DFP holds notes with various loggers which are all secured by various pieces of equipment. Interest rates vary from 8 1/2% to 10 1/4% and are equal to rates of related bank notes payable.
The notes required monthly payments and DFP has the right to withhold payment from weekly settlement with the logger for services provided to DFP. At December 16 and December 31, 1996 loans in default or doubtful were determined to exceed the value of underlying collateral by an estimated $45,000 and an allowance for doubtful accounts in that amount was established. Scheduled payments due on the notes as of December 31, 1996 are as follows:

               Year Ended            Amount
               12-31-97            $ 311,022
               12-31-98              266,229
               12-31-99              137,873
                                   ---------
                                   $ 715,124
                                   =========

(8)       Impairment of Long-Lived Assets

On March 31, 1997 the Company sold its Georgia plantation to an unrelated third party. Simultaneously, the Company leased back from the buyer approximately 243 acres which contain the paulownia plantation and nursery on a one year lease renewable annually for eleven years at an annual rental of $8,756. The sales price of $1,234,318 will result in a loss of $147,609 which has been recognized as an impairment loss on long-lived assets at December 31, 1996.



(9)      Abandonment of Australian Subsidiaries

On February 29, 1996, the Company had exhausted all means of refinancing the assets of Canungra and elected to abandon the
project.   The Company sustained a loss on the abandonment of
approximately $35,000 which is included in the consolidated statement of operations as part of the "Gain (Loss) from Abandonment of Australian Operations" and has no further obligation to Canungra or its creditors or principals.

On the same date the Company elected to abandon the net assets of Canungra, the Company abandoned the operations of Forestry International, Pty. Ltd., another wholly-owned Australian subsidiary. The Company realized a gain on the abandonment due to the elimination of liabilities related to the assets abandoned of approximately $52,000 which is included in the March 31, 1996 consolidated statement of operations and classified as part of the "Gain(Loss) from Abandonment of Australian Operations".

Operating loss for the year ended March 31, 1996 includes a loss of approximately $288,000 from Australian operations prior to the abandonment of Australian subsidiaries.

As of March 31, 1996, all assets from the Australian operations have been removed from the asset accounts and intangible assets.


(10)     Property and Equipment

On March 1, 1994, the Company purchased 449 acres of land from an unrelated party in Hancock, Georgia, USA for $231,968 cash. On March 10, 1995, the Company sold 125.55 acres of the 449 acres of land to an unrelated party. In May of 1996 the Company sold the remaining acreage to an unrelated party for $137,123 resulting in a loss of approximately $27,220.

Since the acquisition of Dixieland Forest Products, the Company management has made the decision to sell or otherwise dispose of all unproductive assets and efforts in order to focus on the operation of DFP and other acquisitions.


(11)     Intangible Assets

The Company's acquired technology consists of (i) a stock of paulownia trees selectively propagated for rapid growth and disease free reproductive capability and (ii) certain proprietary silviculture procedures designed to improve or enhance the natural properties, traits and characteristics of this tree species. The technology provides the necessary knowledge for laboratory reproduction of the paulownia tree through clonal tissue procedures and required years of research and development. The technology allows the Company to produce vast quantities of genealogically similar disease free trees in a fraction of the time normally required for natural reproduction. The Company can utilize this technology to provide a supply of paulownia seedlings for sale to domestic and world markets and to provide seedlings for paulownia plantations owned by the Company and its potential joint venture partners.

The technology was acquired January 31, 1993 in exchange for 2,000,000 shares of common stock. The agreement commits the sellers to a covenant not to compete for 20 years and also grants them a five-year option to purchase an additional 2,750,000 shares of restricted common stock at a price of $1 per share.
The technology was recorded by the Company at a nominal value of $1. The Company filed a lawsuit against one of the sellers alleging breach of the covenant not to compete, breach of contract, securities fraud under state and federal law and common law fraud. The lawsuit was settled June 20, 1997 requiring cancellation of some of the shares and options (note 22).

(12)    Notes Payable

On September 11, 1995, the Company borrowed $75,000 from an individual to finance operations. The note accrues interest at
the rate of 15% per annum plus a bonus of 18,750 shares.   The
Company defaulted on the note and signed a settlement agreement on February 28, 1996. Under the terms of the agreement, the Company transferred 175,000 free trading Forestry International shares to the note holder. On April 24, 1996, after the sale and liquidation of the shares, the net proceeds were applied against the principal on the note. The remaining principal balance and accrued interest after the sale of the shares was satisfied by the Company under the terms of a third agreement executed on May 6, 1997. The agreement called for a cash payment of $35,000 and the provision of 15,000 free-trading shares of the Company's common stock. The cash and shares were delivered for final settlement in May, 1997.

On September 22, 1995, the Company signed a note in the amount of $95,218 due in twelve equal monthly installments with interest at 12% per annum for legal fees due a former attorney of the Company. In the event of default interest would increase to 18%. The note was secured by a parcel of land in Georgia owned by the Company. The property was sold in May 1996 and net proceeds satisfied the note plus accrued interest in full. (note 10)

In September 1995 a dispute with a former employee was settled and the agreement included the issuance of a note for $4,180 due in eight monthly installments without interest. At maturity any unpaid principal will bear interest at 10%. The balance of the note at December 31, 1996 was $3,135.


(13)     Long-term Debt

A summary of unrelated long-term debt follows:

                                          Dec 31, 1996     March31, 1996
                                      ----------------- -------------------
Note payable to unrelated party,
8% interest  bearing; interest
payments are due quarterly
through March 1, 1999 at which time
the total principal balance becomes
due; secured by Georgia plantation
and buildings.                            $  927,500          $  927,500

Note payable to unrelated party,
12% interest bearing; principal and
interest due April 1, 1999.                  754,480             905,329

Notes payable to Deposit Guaranty
National bank, 9% to 10% interest
bearing, due in monthly to quarterly
payments of principal and interest
due 1997 to 1999 secured by various
pieces of equipment and timber.              278,506                -

Notes payable to Bank Plus, 7.05% -
10.25% interest bearing, due at maturity
or quarterly to 12-1-99; secured by
equipment, timber and  a shareholder's
personal certificate of deposit.             146,593                -

Notes payable to various credit
companies, 8 1/2 % - 10 1/2 % interest
bearing due in monthly payments of
principal and interest to 7-31-99;
secured by various pieces of equipment
and vehicles.                                569,341                -

Note payable to seller of Dixieland
Forest Products, Inc., 7% interest
bearing, due in quarterly payments of
$26,762 principal and interest to
1-1-07; discounted to a fair market
rate of 10%; secured by all out-standing
stock of DFP.                                668,835                -

Other - equipment notes                       42,153             50,374

Capital lease for machinery and
equipment costing $10,790 and
accumulated depreciation of  $1,285
and $128 as December 31, 1996 and
March 31, 1997, respectively.                  8,902             10,790
                                      --------------    ---------------
                                           3,396,310          1,893,993
            Less current maturities          494,218             12,184
                                      --------------    ---------------
                                          $2,902,092         $1,881,809
                                      ==============    ===============

Maturities of long-term debt for the next five years as of December 31, 1996 are as follows:

                    Long Term Debt Capital Leases    Total
      1997        $   490,964     $   5,457       $ 496,421
      1998            403,151         5,457         408,608
      1999          1,936,743         1,364       1,938,107
      2000             63,471          -             63,471
      2001             59,943          -             59,943
Thereafter            433,136          -            433,136
                 ------------    ----------      ----------
                    3,387,408        12,278        3,480,851
Less interest            -            3,376            3,376
                 ------------    ----------      -----------
                  $ 3,387,408    $    8,902       $3,396,310
                 ============    ==========       ==========


(14)  Due to Related Parties and Related Party Expenses

As of December 31 , 1996, the Company owed $13,500 to the brother of the Company president for loans made through the period ended March 31, 1996. On January 3, 1997, the loan and accrued interest were paid in full.

Consulting expenses of $6,000 were paid to an officer of the Company and $3,163 to a relative of an officer of the Company during the year ended March 31, 1996. Both amounts were included in operating expenses for the year.


(15)     Income Taxes

At December 31, 1996 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,246,000 and $1,893,000 respectively. The federal loss is from operations for the nine months ended December 31, 1996 and the year ended March 31, 1996 and will expire after December 31, 2011 and March 31, 2011. The state loss is also from operations of which $318,000 relates to the year ended March 31, 1995, $1,224,000 relates to the year ended March 31, 1996 and $351,000 relates to the nine months ended December 31, 1996. the state loss carryovers will expire in the following years:

                    2000      $   318,000
                    2001          954,000
                    2002          271,000
                    2011          270,000
                    2012           80,000
                              -----------
                               $1,893,000
                              ===========

Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $1,263.000 at December 31, 1996 and $798,000 at March 31, 1996. Realization of this tax benefit depends upon the Company's future revenue from its acquisition, Dixieland Forest Products (note 5) and future income from sales of trees currently growing on the Company plantation in Georgia. Management is unable to predict whether such revenues will be adequate to general taxable income before expiration of the loss carryforwards. Therefore a valuation allowance of $1,263,000 and $798,000 has been provided at December 31, 1996 and March 31, 1996 respectively to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilize the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

Significant components of the provision for income taxes for the nine months ended December 31, 1996 and the year ended March 31,
1996  are as follows:
                                          Nine
                                          Months             Year
                                          Ended              Ended
                                       Dec 31, 1996       Mar 31, 1996
                                       ------------       -----------
     Current income tax (benefit):
          Federal                      $   (94,586)       $ (198,983)
          State                               -                 -
                                       ------------       ------------
                                       $   (94,586)       $  (198,983)
                                       ============       ============
      Deferred income tax (benefit):
               Federal                  $1,103,000        $   639,000
               Less allowance           (1,103,000)          (639,000)
                                       ------------       ------------
                                              -                  -
                                       ------------       ------------
               States                      160,000            159,000
               Less Allowance             (160,000)          (159,000)
                                       ------------       ------------
                                              -                  -
                                       ------------       ------------
      Total deferred tax benefit       $      -           $      -
                                       ============       ============

The current income tax liability consists of the following:

                                            Dec 31, 1996        Mar 31, 1996
                                         ----------------      ----------------
Balance due from year ended March 31, 1994:
          Federal tax                     $       -            $      -
          Federal penalties and interest       160,600             265,389
          State tax                             91,820             100,637
          State penalties - waived                -                   -
          State interest                          -                 16,217
                                        -----------------      -----------------
                                        $  252,420             $   382,243
                                        =================      ===============

The 1994 tax returns have been audited by both the federal and state taxing authorities and the tax returns have been accepted as filed. The penalties assessed relate to the late filing and late payment. All federal tax liabilities were eliminated by subsequent net operating loss carrybacks. Management has negotiated a settlement with the IRS on March 14, 1997 and the remaining liability was paid in full shortly thereafter. An installment arrangement has been made with the state of Arizona requiring a monthly payment of $10,000 until the liability has been satisfied.. A reconciliation of the provision for income taxes to the federal statutory rate is:

                                    Nine Months         Year
                                      Ended            Ended
                                    Dec 31,1996     Mar 31, 1996
                                ----------------  ---------------
   Statutory federal rate                  34.0%           34.0 %
   Change in valuation allowance             -               -
                                ----------------  ---------------
                                          34.0 %           34.0%
                                ================   ==============


(16)   Operating Lease

The Company shares office space n Tucson, Arizona with an unrelated company. Both companies have signed a lease beginning March 1, 1995 which expires February 28, 1999 requiring a fixed monthly rent which increases annually at the greater of the CPI or 4%. Each company pays its share of rent based upon an allocation measured by area used. Rent expense for the nine months ended December 31, 1996 and the year ended March 31, 1996 were $9,355 and $21,774. The Company has negotiated a termination of the lease effective June 30, 1997 at a cost of $1,654.

A lease at a new location has been negotiated by the Company for a three year term beginning July 1, 1997 which requires a base monthly rent plus utilities and janitorial costs and a pro rata share of increased operating expense and real estate tax after the first year. Future minimum rentals for the years ending December 31 are as follows:

                    1997      $ 18,294
                    1998        18,650
                    1999        20,702
                    2000        10,527
                  Thereafter      -
                              --------
                              $ 68,173
                              ========


(17)   Stock Options

The company granted stock options to three shareholders in January 1993 in conjunction with the acquisition of technology. The options are exercisable for five years from the date of grant. The options allow the holders to obtain up to 2,750,000 shares of common stock at a price of $1.00 per share. No options have been exercised or canceled as of December 31, 1996. These options are exchangeable for restricted stock that upon issuance cannot be converted to free trading common stock for two years. Thus, it is considered non-dilutive. The Company has negotiated a settlement subsequent to December 31, 1996 which will cancel 1,750,000 options issued above because of violations of the covenant against competition from the holders of these options (note 22).

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At December 31, 1996 there were no options exercisable or exercised.


(18)     Segment and Foreign Operations

The Company operates in one industry segment: the development, planting, growth and marketing of hardwood tree species. The foreign subsidiaries operating in Australia until February 29, 1996 at which time all foreign operations and net assets were abandoned (note 9).


(19)      Concentrations

The Company sells its product to a broad base of customers comprised of wood processing mills primarily in the state of Mississippi. Georgia-Pacific Corporation accounted for 25% of the calendar year 1996 unaudited sales of approximately
$6,000,000. No other customer exceeded 10% of total sales in the 1996 year.

On December 31, 1996 cash in banks and an escrow account exceeded federally insured limits by approximately $572,800.

Accounts receivable from mills for timber totaled approximately
$102,700 at December 31, 1996. It is a standard in the Company's industry for such accounts to be settled in 14 days or less.
The

Company experiences normal settlement in 7 days and consequently does not require collateral on accounts receivable.


(20)     Litigation

Dixieland Forest Products, Inc., a wholly-owned subsidiary is a defendant in a lawsuit that claims damages for a breach of contract in an undisclosed amount greater than $45,000 and punitive damages of $200,000. Attorney for DFP has indicated that DFP has defenses to all claims for actual damages involved in this litigation. The claim for punitive damage appears doubtful. The case has been taken under advisement by the presiding Judge and is awaiting disposition of DFP's Motion to Dismiss the entire controversy at this time.

In March of 1997 a subsidiary of the Company was named co-defendant in a lawsuit alleging damage from an auto accident.
The accident involved a truck driven by an employee of a third party who was providing a service to the subsidiary. The
Company's attorney believes that the co-defendant will not be held liable. However, if the Company is held liable, the attorney believes payment will be adequately covered by insurance.


(21)       Subsequent Events

On January 15, 1997 the Company settled a liability of $125,000 with an individual by a stock transfer from a shareholder with whom the Company has a dispute over a non-compete covenant.

On April 3, 1997 the Board of Directors authorized the granting of stock options to David Shorey, Chairman of the Board, CEO, CFO and Treasurer and James Gibson, Senior Vice President and Secretary to purchase up to 100,000 shares each of common stock of the Company at $1.00 per share for a period of five years.
The options are granted in recognition of past services and the shares received by their exercise will be subject to Rule 144 of the Securities Act of 1933.

On May 5, 1997 the Company settled a note payable whose balance at December 31, 1996 was $46,739 for cash of $35,000 and issuance of 15,000 shares of free-trading common shares of Forestry
International, Inc.


(22)     Settlement of Lawsuit Against a Shareholder

In September 1996 the Company filed a lawsuit against a shareholder and a corporation affiliated with the shareholder alleging breach of a covenant not to compete, breach of contract, securities fraud under state and federal law and common law fraud. As of June 20, 1997 counsel for the Company has received a signed settlement agreement wherein the shareholder acknowledges that he received 1,500,000 shares of common stock and 1,750,000 options to purchase additional shares without full consideration. The settlement agreement allows the shareholder to retain shares aggregating $100,000 market value as a specified date with a requirement that all stock options and the remaining shares be canceled or returned to the Company. Counsel warns that the Company may be subject to claims by any third parties to whom the shareholder may have transferred shares. The Company is aware of one individual holding 200,000 shares who may be a transferee but believes that this party had notice of the claims and may not have given full consideration.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


Forestry International, Inc.
(Registrant)

By: /s/ David L. Shorey, President
----------------------------------
(Signature and Title)

June 26, 1997
----------------------------------
Date