Form 10QSB
period 1997-03-31
FORESTRY INTERNATIONAL INC
filed 1998-03-02
CIK 918411

Form 10-QSB
              QUARTERLY OR TRANSITION REPORT
                 UNDER SECTION 13 OR 15(d)

         (As last amended by 34-2231, eff. 6/3/93)

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


     (Mark One)
       X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarter year ended
        March 31, 1997

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from
      N/A           to


                    Forestry International, Inc.

               (Name of small business issuer as specified in its charter)

                      0-23310


                                                         Commission File Number

                Mississippi
                                              84-1116284

     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

 4640 Poplar Springs Drive  Suite A 29    Meridian, MS           39305


     (Address of principal executive offices)          (Zip Code)

     Issuer's telephone number (601) 485-3911

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

                       As of March 31, 1997, registrant had one class of common stock, of which  15,599,517 shares were outstanding.


     Transitional Small Business Disclosure Format (Check one):        Yes
 X  No
     (Added by Exch Act Rel No. 31905, eff 4/26/93)



























              PART 1 - FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS






           [This page intentionally left blank.]



































               Forestry International, Inc.
                Consolidated Balance Sheet
                      March 31, 1997


                                        Assets
     Current Assets:
          Cash and Cash Equivalents                                   $493,679
          Notes and Accounts Receivable, Net of Allowance            353,696
          Equipment Held for Sale                                  123,446
          Inventory                                           984,945
          Prepaid Expenses and Deposits                              34,069

                    Total Current Assets
     $1,989,835


     Investment - Forestry Development Costs                            758,854

     Notes Receivable - Long Term                                  418,234

     Property and Equipment
          Building and Nursery Facilities                                 40,000
          Machinery and Equipment                                  264,707
          Office Equipment                                           54,831
          Computers and Software                                     25,098
          Vehicles                                            185,973

               Less Accumulated Depreciation                       128,653

                    Net Property and Equipment                        $441,956


     Other Assets:
          Goodwill
     $2,095,654
          Deferred Income Tax Benefit
            Net of Valuation Allowance of $1,334,000.                       0
          Other Assets
       10,271
               Total Other Assets
     $2,105,925


     Total Assets
     $5,714,804



     (See Accompanying Notes to Financial Statements)
                              Forestry International, Inc.
                Consolidated Balance Sheet
                      March 31, 1997



     Liabilities and Stockholders' Equity

     Current Liabilities
          Notes Payable                                          $1,200,620
          Accounts Payable                                            148,840
          Accrued Payroll and Other Expenses                         230,901
          Income Tax Payable                                          63,413
               Total Current Liabilities                              $1,643,774



     Long Term Debt                                         $2,376,000


     Commitments, Contingencies and Subsequent Events


     Stockholders' Equity
          Preferred Stock, Par Value $.0001 Per Share,
            Authorized 10,000,000 Shares                                       0
          Common Stock, Par Value $.0001 Per Share,
            Authorized 100,000,000 Shares: Issued and
            Outstanding 15,599,517 Shares                             1,560
          Additional Paid in Capital                              6,844,571
          Retained Earnings
     (5,151,101)
               Total Stockholders' Equity                             $1,695,030



     Total Liabilities and Stockholders' Equity                    $5,714,804








     (See Accompanying Notes to Financial Statements)
                              Forestry International, Inc.
     Statement of Operations and Change in Retained Earnings
                       Consolidated
                                                      Three Months Ended
     March 31
                                                1997
          1996
                                               (Unaudited)         (Unaudited)
     Operating Revenue                               $1,142,141 $      30,882
     Cost of Sales                                     1,090,775       29,364
          Gross Margin                                      51,366     1,518

     Operating Expenses - General and Admin.            490,635       304,529
          Operating Loss                            (439,269)       (303,011)

     Other Income (Expense):
          Interest and Dividends                       3,747               5,582
          Gain on Brandon Settlement      95,009      Interest Expense

     (82,001)              (137,166)
          Loss on Sale of Asset                                   (8,065)
          Loss on Offering                                          254,084
          Gain (Loss) from abandonment
             of Australian Operations
                Gain from Net Assets Abandoned                        16,798
                Prov. for Bad Debt on Note Rec.                   (624,529)
          Penalties Waived                                          40,494
          Other                                               4,348
                    Total Other Income & Expenses       $12,238     ($952,905)

     Loss Before Income Tax                            ($427,031) ($1,255,916)

     Income Tax (Benefit)                                          175,453

     Net Loss                          ($427,031)             ($1,431,369)

     Retained Earnings, Beginning                    ($4,724,070)

     Retained Earnings, Ending                            ($5,151,101)

     Net Loss Per Common Share             ($0.027)                 ($0.156)

     Weighted Average Number of Common Shares      15,599,517      9,189,866




     (See Accompanying Notes to Financial Statements)
                  Forestry International
           Consolidated Statement of Cash Flows
                                                   Three Months
     Ended March 31
                                                   1997                1996
                                             (Unaudited)         (Unaudited)
     Cash Flow from Operating Activities:
          Net Loss                           ($427,031)          ($1,431,369)
          Adjustments to Reconcile Net Loss
               Amortization & Depreciation             46,059        19,589
               Common Stock Issued for Services                       9,735
               Gain on Brandon Settlement                   95,009
               Loss from Abandonment of
                 Australian Operations                                  607,731
               Loss on Sale Ppty. & Equip.                   (8,065)
          (Increase) Decrease in:
               Notes & Accounts Receivable             57,909       (17,525)
               Inventory                       (486,492)                 52,159
               Ppd. Expenses & Deposits                 (6,667)       (13,900)
               Other Assets                              1,742        98,290
          Increase (Decrease) in:
               Acct. Payable & Accrued Exp.         (303,145)        202,390
               Income Tax Payable                   (189,007)      164,409
               Due to Related Parties                              (77,833)
          Net Cash Used By Operating Activities     ($1,219,688)    ($386,324)
     Cash Flows from (Applied to) Investing Activities
               Notes Receivable, Net          (14,129)                44,705
               Investment in Dixieland              314,114
               Purchase of Intangible Assets                   2,493
               Purchase of Ppty and Equipment    (26,760)           (84,166)
               Proceeds form Sale Ppty & Equip.           1,243,564
               Increase in Forestry Devel. Costs                  (31,466)
               Deferred Acquisition Cost                   (167,047)
          Net Cash Used by Investing Activities        $1,202,675     $78,633
     Cash Flows From (Applied to) Financing Activities
               Issuance of Notes Payable                  $868,702   $537,831
               Repayment of Debt                  (1,213,446)       (261,079)
               Net Decrease in Related Party Debt            77,050
               Cancellation of Common Stock                        (292,653)
               Other Items                                           13,283
          Net Cash Provided by Financing Activities    ($344,744)    $74,432
     Translation Adjustment                                        203,033
     Net Decrease in Cash                             (361,757)      (30,226)
     Cash, Beginning of Period                          855,436    30,226
     Cash, End of Period                 $493,679                      $0
     (See Accompanying Notes to Financial Statements)
                              FORESTRY INTERNATIONAL, INC.
                                         Notes to Financial Statements
                       March 31, 1997

     (1) Basis of Presentation

     The consolidated financial statements include the accounts of Forestry International, Inc. (Forestry) and its wholly-owned subsidiary, Dixieland Forest Products, Inc. All significant intercompany balances and transactions
     have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the
     disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the
     consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. In preparing this quarterly report, management has relied on information maintained and provided by the prior officers and directors of the company.


     (2) Computation of Net Income Per Share

     Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of March 31, 1997.

     (3)   Summary of Significant Accounting Policies

            (a) Change of Fiscal Year

     On December 16, 1996 the Company completed the acquisition of 100% of the outstanding stock of Dixieland Forest Products, Inc. On February 13, 1997 the Board of Directors of the Company approved a change of year end for the Company to December 31 to coincide with the year end of the operating wholly-owned subsidiary.



                FORESTRY INTERNATIONAL, INC.
               Notes to Financial Statements
                      March 31, 1997

     (4)     Liquidity

     The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
  The company has
     a  shareholders' equity of $ 1,695,030 at the quarter ended
March 31, 1997.
     The company generated operating revenue of $ 1,142,141 for the quarter ended March 31, 1997. The company plans to provide for future cash flow requirements to acquire additional operating companies, with positive cash flow and fund operations through internal cash flow, and bank credit facilities.


     (5)       Impairment of Long-Lived Assets

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


     (6)   Operating Lease

     The Company pays a total of $100,000\ year net, net, net for its 4 operating offices in Mississippi.

     (7)      Concentrations

     The Company sells its product to a broad base of customers comprised of wood processing mills primarily in the state of Mississippi.
Georgia-Pacific
     Corporation accounted for approximately 20% of the 1,142,141 in sales for the three months ended March 31, 1997. No other customer exceeded 10% of total sales in the quarter.

     On March 31, 1997 cash in banks and an escrow account exceeded federally insured limits by approximately $ 310,000.

     Accounts receivable from mills for timber totaled approximately $119,510 at March 31, 1997. It is a standard in the Company's industry for such accounts
     to be settled in 14 days or less. The Company experiences normal settlement in
     7 days and consequently does not require collateral on accounts receivable.

                FORESTRY INTERNATIONAL, INC.
               Notes to Financial Statements
                      March 31, 1997

     (8)     Litigation

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

     Forestry has received a Motion for Default Judgment in a lawsuit against them in Kansas, filed on behalf of CEA Lab, Inc. The settlement negotiations with respect to this matter have broken down over the amount of stock that was requested. The stock was required to be issued immediately and the
Plaintiff's
     request for a back dating of the stock certificates as a condition to settling this lawsuit. Forestry could not meet any of the specific requests, and as of today,
     Forestry have not attempted to negotiate further with the plaintiff and they have not offered any further counter-proposal. The Company intends to further consult with counsel and, if possible, to negotiate a compromise between
     the parties.

     (9)       Subsequent Events

     In June 1997 the Company made a deposit of $100,000 for an Asset Purchase Agreement on a chip mill located in Southeast Louisiana. The total purchase
     price for the chip mill was  $3.7 Million.

     In July 1997 Dixieland sold equipment at a loss of in excess $120,000.
By the
     end of 1997 the loss on sale of equipment was approximately $142,000.

     On July 18, 1997, Mr. Randy Pope accepted an invitation to serve as a Director of Forestry International, Inc.

     In August 1997, Mr. Randy Pope resigned as a Director of Forestry International, Inc.




               FORESTRY INTERNATIONAL, INC.
                              Notes to Financial Statements
                       March 31, 1997
     On September 5, 1997 Mr. David Shorey resigned from his position as Chairman of the Board, Treasure, Chief Executive Officer, Chief Financial Officer, and President of
     Forestry International, Inc.

     On the same day, Mr. James Gibson also resigned his positions as Director, Senior Vice-President, and Secretary of Forestry International, Inc.

     Consequently, on September 5, 1997 Mr. Louis Turp was appointed as the new Chief Executive Officer and President of Forestry International, Inc. Mr. Pierre Bournaki was appointed to serve on the Board of Directors as Director and Vice-President as well as Mr. Steve Busby, to serve as a Director of Forestry.

     Subsequently, the new management closed the corporate offices in Tucson, Arizona on September 15, 1997 to establish their new headquarters in Meridian, Mississippi.

     On October 20, 1997 Forestry International, Inc. made a settlement with the lessor of the Tucson office to release the company from a three year lease. The amount of the settlement was $5,000.

     On October 23, 1997, Forestry International, through its subsidiary Dixieland Forest Products, Inc. invested $33,333.33 to acquire a 33%
interest
     in a joint venture with Choctaw Pole and Piling Inc., AMpole Inc. and Shelby
     County Forest Products, LLC. The new entity, Precision Pole and Piling LLC., is leasing a wood pole peeling facility from Gordon Redd Lumber Company in Brookhaven, Mississippi. Dixieland will be the exclusive supplier of pole quality timber. Projected sales will reach approximately $3M with expected net profits of $150,000 per year for Forestry.


     The Company has secured financing for the purchase of a chip mill in Southeast Louisiana, but at this time is unable to obtain a long term contract
     commitment for the sale of wood chips. This project is on hold for the present.

                              In November 1997, Forestry International, Inc.
received from Randy Pope a
     Notice of Default which alleged that Forestry failed to obtain the release of
     Mr. Pope's personal guarantees of indebtedness for Dixieland Forest Products, Inc. At that time Forestry's Officers were continuing to seek financing to enable the Company to obtain the said release.

     The Officers of the Company are negotiating at the present time with Mr. Randy Pope and a large southeastern bank in order to obtain the financing required which will cure the alleged default.

               FORESTRY INTERNATIONAL, INC.
               Notes to Financial Statements
                      March 31, 1997

     In related developments, Mr. Steve Busby resigned as a Director of the Company to prevent any possible conflict of interest with Dixieland Forest Products, Inc.

     On November 24, 1997 Mr. Perry Gower was appointed to serve on the Board of Directors of Forestry International, Inc. as a Director.

     On November 26, 1997 Forestry International, Inc moved their headquarters to 4640 Poplar Springs Drive, Suite A-29, Meridian, Mississippi 39305.


     (10)     Settlement of Lawsuit Against a Shareholder

     In September 1996 the Company filed a lawsuit against a shareholder and a corporation affiliated with the shareholder alleging breach of a covenant not
     to compete, breach of contract, securities fraud under state and federal law and common law fraud. As of June 20, 1997 counsel for the Company has received a signed settlement agreement wherein the shareholder acknowledges that he received 1,500,000 shares of common stock and 1,750,000 options to purchase additional shares without full consideration.
     The settlement agreement allows the shareholder to retain shares aggregating $100,000 market value at a specified date with a requirement that all stock options and the remaining shares be canceled or returned to the
     Company. Counsel warns that the Company may be subject to claims by any third parties to whom the shareholder may have transferred shares. The Company is aware of one individual holding 200,000 shares who may be a transferee but believes that this party had notice of the claims and may not
     have given full consideration.
     On January 15, 1997 the Company settled a liability of $125,000 with an individual by a stock transfer from a shareholder with whom the Company has a dispute over a non-compete covenant.














     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL                                      CONDITION OR PLAN OF
     OPERATION.

     Results of Operations

         The first quarter ended March 31, 1997 saw results of the newly acquired
     subsidiary Dixieland Forest Products Incorporated in our results. As such, activity and sales were up considerably from the same period in 1996. The company continues to focus on diversification into a full spectrum of timber
     industry products and services.  Specifically the company has targeted a chip
     mill operation in Louisiana which management feels will be a good synergistic fit with Dixieland's timber brokerage and purchasing expertise.
     The company is also considering a pole mill operation for inclusion in their
     asset base, which again would fit the vertical diversification parameters
     management has set as an objective going forward.   Beyond these two
     projects, management continues to seek other acquisition opportunities and merger candidates in the forest products industry, and expects these activities to provide additional growth in the coming year.

          Cash was used in the three months ended March 31, 1997 to pay accounts payable and accrued expenses in the amount of $303,145. The company also paid principal on notes payable in the amount of $ 1,213,446. and purchased property and equipment in the amount of $26,760. Depreciation and amortization expense was $ 46,059. The sale of the company's 1634 acre Dickson Plantation, in Hancock County, Georgia for $ 1.234 million resulted in a reduction of a $927,500 long term liability. The balance was applied to
     an outstanding IRS account, reducing this liability to zero as well.

          Revenues during the three months ended March 31, 1997 totaled $1,236,837, exclusively from Dixieland Forest Products compared to sales of $213,115 for the year ended March 1996. It is anticipated that the balance of
     fiscal 1997 will see a substantial increase in revenues as the full impact of the
     Dixieland acquisition takes hold. Net income for the quarter ended March 31, 1997 was a loss of $427,031 compared to a loss of $1,431,369 for the year
     ended March 31, 1996.

        The cost of sales in the quarter increased to 1,090,775 compared to virtually zero as Dixieland's operations were consolidated into the company's operation. Operating expenses increased to 490,635 for the three month period ended March 31, 1997 compared to 304,529 for the year ended March 31, 1996.

     There are no income taxes due for the quarter ended March 31, 1997.   The
     company also owed approximately $63,303 to the Arizona State Commission, and is currently in discussion for a settlement schedule. Management believes a favorable arrangement will be worked out within the next few quarters.

     Management believes that all or a portion of the principal amount of a note payable of approximately $930,000 may not be a legally valid obligation of the Company as a result of the Company's failure to receive consideration for the indebtedness incurred under prior management. The Company has been notified that Dylan Hutton, the party to whom the note has been made payable, has attempted to assign its obligations under the note in the process
     of liquidation and the Company has been contacted by various parties alleging to be holders of the obligation from the Company. The Company, at the present time, has not determined whether to contest the payment of the note or to affirmatively seek a declaratory judgement that no indebtedness is
     owing. Prior to taking any further action the Company intends to further
     consult with counsel and, if possible, to negotiate a compro-       mise
     resolution with the parties who
are alleging that they are the holders of the note.



     Liquidity & Capital Resources

         During the quarter ended March 31, 1997, the company's cash needs were met partially by internal cash flow from Dixieland, and partially from a working capital infusion of $314,356 from the previous sale of restricted common stock.

          As of March 31, 1997 the company owed approximately $40,000 in unpaid taxes, arising from penalties and interest from the company's 1993 and 1994 federal and state corporate tax return filings.  This amount is down from the
     original amount of $382, 243, and management is currently working out a
     favorable payment schedule with the government.   These taxes relate to the
     income which resulted
 in the sale of securities in fiscal 1993, and 1994, which had been the most significant source of liquidity to the company at that point. Currently management is lessening the company's dependency on the sale of securities for its capital requirements, and seeking alternate sources, such as institutional credit financing as well as internal cash flow.

         As of March 31, 1997 the company owed $4,019,774 in short and long term debt to various parties which was evidenced by notes and capital lease payable. Management believes it will be successful in its efforts to repay long
     term debt out of operations, and refinancing, although there can be no assurances of this. Accounts payable decreased by $303,145 in the quarter.

         Management also believes operating costs during fiscal 1997 should be met by internal cash flow and bank credit facilities, although there is no assurance of this. The company will not be able to expand its forestry operations without capital from outside sources, which have not been identified as of March 31, 1997.

        Going forward management intends to considerably reduce the use of restricted stock sales as a method of providing for operating capital.
  Funds
     were last obtained during November 1996 from the sale of restricted stock and the acquisition of Dixieland Forest Products was completed in December 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess
     of the purchase price cash need of $850,000 was obtained to reduce debt and provide for operating capital.

     PART II - OTHER INFORMATION



     Item 1. Legal Proceedings
                           N\A

     Item 2. Changes in Securities
                            N\A

     Item 3. Defaults Upon Senior Securities
                            N\A

     Item 4. Submission to a Vote of Security Holders
                            N\A

     Item 5.  Other Information
                             N\A

     Item 6. Exhibits and Reports on Form 8-K

                              On March 3, 1997 the company filed a Form 8-K
outlining
     transactions in connection with the acquisition by the registrant of Dixieland
     Forest Products , Inc.



     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Forestry International, Inc.
     (Registrant)

     By: /s/ Louis R.. Turp, President
      (Signature and Title)

     February 25,1998
     Date