Form 10QSB
period 1997-06-30
FORESTRY INTERNATIONAL INC
filed 1998-03-23
CIK 918411

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

 For the quarter year ended                 June 30, 1997

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from       N/A           to

    Forestry International, Inc.
  (Name of small business issuer as specified in its charter)
      0-23310
                                                    Commission File Number

   Mississippi                             84-1116284
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

4640 Poplar Springs Dr.Suite A29 Meridian, MS  39305
(Address of principal executive offices)         (Zip Code)

Issuer s telephone number (601) 485-3199

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

                            APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date:

 As of June 30, 1997, registrant had one class of commons stock, of which  15,599,517 shares were outstanding.


Transitional Small Business Disclosure Format (Check one):        Yes    X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)



























                 PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






             [This page intentionally left blank.]































                  Forestry International, Inc.
                   Consolidated Balance Sheet
                         June 30, 1997

                             Assets

Current Assets:
    Cash and Cash Equivalents                           $228,702
    Notes and Accounts Receivable, Net of Allowance     $305,661
    Equipment held for sale                             $209,564
    Inventory                                         $1,209,465
    Prepaid Expenses and Deposits                        $30,385
                                                     ___________
         Total Current Assets                         $1,983,777

Investment - Forestry Development Costs                 $758,884

Notes Receivable - Long Term                            $368,818

Property and Equipment
    Building and Nursery Facilities                      $40,000
    Machinery and Equipment                             $211,055
    Office Equipment                                     $55,643
    Computers and Software                               $25,098
    Vehicles                                            $158,761
                                                     ___________
    Less Accumulated Depreciation                       $137,050
                                                     ___________
         Net Property and Equipment                     $353,508

Other Assets:
    Goodwill                                          $2,092,432
    Deferred Income Tax Benefit
       Net of Valuation Allowance of $1,334,000.              $0
    Other Assets                                         $10,105
                                                     ___________
         Total Other Assets                           $2,102,537

Total Assets                                                         $5,567,523

        (See Accompanying Notes to Financial Statements)


                  Forestry International, Inc.
                   Consolidated Balance Sheet
                         June 30, 1997




Liabilities and Stockholders' Equity

Current Liabilities
    Notes Payable                                     $2,269,254
    Accounts Payable                                    $236,576
    Accrued Payroll and Other Expenses                  $175,421
    Income Tax Payable                                   $40,803

         Total Current Liabilities                    $2,722,055

Long Term Debt                                        $1,798,741

Commitments, Contingencies, and Subsequent Events

Stockholders' Equity:
    Preferred Stock, Par Value $.0001 Per Share, Authorized
    10,000,000 Shares                                         $0
    Common Stock, Par Value $.0001 Per Share, Authorized
    100,000,000 Shares: Issued and Outstanding 15,599,517 Shares         $1,560
    Additional Paid in Capital                        $6,844,571
    Retained Earnings                               ($5,799,404)

         Total Stockholders' Equity                   $1,046,727

Total Liabilities and Stockholders' Equity            $5,567,523






        (See Accompanying Notes to Financial Statements)






                  Forestry International, Inc.
     Statement of Operations and Charge in Related Earnings
                          Consolidated

               Three Months Ended June 30           Six Months Ended June 30
                     1997   1996               1997                    1996
(Unaudited)             (Unaudited)         (Unaudited)              (Unaudited)

Operating Revenue $1,847,374      $19,119      $2,989,515             $50,001
Cost of Sales     $1,717,423       $8,738      $2,808,198             $38,102
                   _________    _________       _________           _________
  Gross Margin      $129,951      $10,381        $181,317             $11,899

Op Exp-Gen & Adm    $598,724     $154,028      $1,089,359            $458,557
                   _________     _________      _________           _________
  Operating Loss   ($468,773)   ($143,647)      ($908,042)          ($446,658)
                   _________     _________      _________           _________
Other Income (Expense):
     Interest and Dividends        $19,300        $23,047              $5,582
     Gain on Brandon Settlement                   $95,009
     Interest Expense($137,607)   ($62,374)     ($220,408)          ($199,540)
     Loss on Sale of Asset($64,429)($27,220)     ($72,494)           ($27,220)
     Loss on Offering                                               ($254,084)
     Gain (Loss) from abandonment of
          Australian Operations
          Gain from net assets abandoned                              $16,798.
          Prov for bad debt on N/R               ($1,741)           ($626,270.)
     Penalties Waived                                                 $40,494
     Other            $3,206                      $7,554
                    _________  _________        _________           _________
Total Other Inc/Exp ($179,530) ($91,335)        ($167,292)        ($1,044,240)
                   _________   _________        _________           _________
Loss Before Income Taxes($648,303)($234,982)  ($1,075,334)         ($1,490,898

Income Tax (Benefit)                                                  $175,453
          _________           _________         _________           _________

Net Loss ($648,303)          ($234,982)        ($1,075,334)        ($1,666,351)
          _________           _________         _________           _________
Retained Earnings, Beginning                   ($4,724,070)

Retained Earnings, Ending                      ($5,799,404)

Net Loss per Common Share($0.042)($0.022)        ($0.069)            ($0.167)

Weighted Average Number of
Common Shares  15,599,517     10,690,717        15,599,517           9,981,185



        (See Accompanying Notes to Financial Statements)







                  Forestry International, Inc.
              Consolidated Statement of Cash Flows

                        Three Months Ended June 30   Six Months Ended June 30
                              1997        1996          1997            1996
                           (Unaudited) (Unaudited)   (Unaudited)     (Unaudited)
            _________________________________________________________
Cash Flows from Operating Activities:
Net Loss                       ($648,303) ($234,982)   ($1,075,334) ($1,666,353)
     Adjustments to Reconcile Net Loss
      Amort & Depr               $43,566    $14,871        $89,625       $34,461
          Common Stock issued for services $357,361                     $367,096
          Gain on Brandon Settlement                       $95,009
          Loss from Abandonment of Australian
          Operations                                                    $607,731
          Loss on Sale
          of Prop and Equip      $64,429     $27,220       $56,364       $27,221
     (Increase) Decrease in:
          Notes and A/R          $48,035     ($3,575)     $105,944     ($21,100)
          Inventory            ($224,520)     $6,538     ($711,012)     $58,697
          Ppd Exp and Deposits   ($3,684)     $1,744      ($10,351)    ($12,156)
          Other Assets          ($96,455)                 ($94,713)      $98,290
     Increase (Decrease) in:
          Acct Pay & Accrd Exp   $32,256    ($286,624)   ($270,889)    ($84,234)
          Income Tax Payable    ($22,610)                ($211,617)    $164,409
          Due to Related Parties                                       ($77,833)
     Net Cash Used by
          Oper. Activities     ($807,286)    ($117,447) ($2,026,974)  ($503,771)
Cash Flows from (Applied to) Investing Activities
     Notes Receivable, Net       $49,416                    $35,287     $44,705
          Investment in Dixieland                                      $314,114
          Purchase of Prop.
                 And Equip.     ($10,812)     ($23,404)    ($37,572)  ($105,077)
          Proc. from Sale of
              Prop. and Equip    $12,360      $137,123   $1,255,924    $137,123
          Increase in Forestry
                  Devel. Costs      ($30)      $11,170         ($30)   ($20,296)
          Deferred Acquisition Cost                                   ($167,047)
     Net Cash Used by
          Investing Activities   $50,934      $124,889   $1,253,609    $203,522
Cash Flows From (Applied to) Financing Activities
          Issue of Notes Pay  $1,557,489       $87,172     $242,619    $625,003
          Repayment of Debt  ($1,066,114)     ($91,125) ($2,279,560)  ($352,204)
          Net Decrease In
           Related Party Debt                   $1,000                  $78,050
          Cancellation of Common Stock                                ($292,653)
          Other Items                                                   $13,283
     Net Cash Provided by
          Fin. Activities       $491,375       ($2,953)     $146,631    $71,479

Translation Adjustment                                                 $203,033

Net Decrease in Cash           ($264,977)        $4,489    ($626,734)  ($25,737)
Cash, Beginning of period       $493,679                    $855,436    $30,226

Cash, End of Period             $228,702         $4,489     $228,702     $4,489
        (See Accompanying Notes to Financial Statement)

                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                         June  30, 1997

(1) Basis of Presentation

The consolidated financial statements include the accounts of Forestry International, Inc.(Forestry) and its wholly-owned subsidiary, Dixieland Forest Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company s 1996 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. In preparing this quarterly report, management has relied on information maintained and provided by the prior officers and directors of the company.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of June 30, 1997.

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





                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                         June 30, 1997
(4)     Liquidity

The company s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of $ 1,046,727 at the quarter ended
June 30, 1997. The company generated operating revenue of $ 2,989,515 for the six months ended June 30, 1997. The company plans to provide for future cash flow requirements to acquire additional operating companies, with positive cash flow and fund operations through internal cash flow, and bank credit facilities.


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

(7)      Concentrations

The Company sells its product to a broad base of customers comprised of wood processing mills primarily in the state of Mississippi. Georgia-Pacific Corporation accounted for approximately 20% of the 2,989,515 in sales for the six months ended June 30, 1997. No other customer exceeded 10% of total sales in the quarter.

On June 30, 1997 cash in banks and an escrow account exceeded federally insured limits by approximately $ 28,000.

Accounts receivable from mills for timber totaled approximately $83,113 at June 30, 1997. It is a standard in the Company s industry for such accounts to be settled in 14 days or less. The Company experiences normal settlement in 7 days and consequently does not require collateral on accounts receivable.


                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                         June 30, 1997

(8)     Litigation

Dixieland Forest Products, Inc., a wholly-owned subsidiary is a defendant in a lawsuit that claims damages for a breach of contract in an undisclosed amount greater than $45,000 and punitive damages of $200,000. Attorney for DFP has indicated that DFP has defenses to all claims for actual damages involved in this litigation. The claim for punitive damage appears doubtful. The case has been taken under advisement by the presiding Judge and is awaiting disposition of DFP s Motion to Dismiss the entire controversy at this time.

In March of 1997 a subsidiary of the Company was named codefendant in a lawsuit alleging damage from an auto accident. The accident involved a truck driven by an employee of a third party who was providing a service to the subsidiary. The Company s attorney believes that the codefendant will not be held liable. However, if the Company is held liable, the attorney believes payment will be adequately covered by insurance.

Forestry has received a Motion for Default Judgment in a lawsuit against them in Kansas, filed on behalf of CEA Lab, Inc. The settlement negotiations with respect to this matter have broken down over the amount of stock that was requested. The stock was required to be issued immediately and the Plaintiff s request for a back dating of the stock certificates as a condition to settling this lawsuit. Forestry could not meet any of the specific requests, and as of today, Forestry has not attempted to negotiate further with the plaintiff and they have not offered any further counterproposal. The Company intends to further consult with counsel and, if possible, to negotiate a compromise between the parties.

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


On July 18, 1997, Mr. Randy Pope accepted an invitation to serve as a Director of Forestry International, Inc.

In August 1997, Mr. Randy Pope resigned as a Director of Forestry
International, Inc.




                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                         June 30, 1997

On September 5, 1997 Mr. David Shorey resigned from his position as Chairman of the Board, Treasure, Chief Executive Officer, Chief Financial Officer, and President of Forestry International, Inc.
On the same day, Mr. James Gibson also resigned his positions as Director, Senior Vice- President, and Secretary of Forestry International, Inc.

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

In November 1997, Forestry International, Inc. received from Randy Pope a Notice of Default which alleged that Forestry failed to obtain the release of Mr. Pope s personal guarantees of indebtedness for Dixieland Forest Products, Inc. At that time Forestry's Officers were continuing to seek financing to enable the Company to obtain the said release.
As of December 1997 the Company was negotiating with Mr. Randy Pope and a large southeastern bank in order to obtain the financing required which would cure the alleged default.

                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                         June 30, 1997

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

On November 24, 1997 Mr. Perry Gower was appointed to serve on the Board of Directors of Forestry International, Inc. as a Director.

On November 26, 1997 Forestry International, Inc moved their headquarters to 4640 Poplar Springs Drive, Suite A-29, Meridian, Mississippi 39305.

On February 25, 1998 Mr. Louis Turp met with Mr. Randy Pope and Dixieland Forest Products CPA firm. During that meeting Mr. Pope asked Forestry International to renegotiate the original offer and change the financial structure of the buyout. He wanted an all cash offer without notes and restricted common shares in order to complete the acquisition. On
February 26, 1998 Forestry proposed an all cash offer of $ 320,211 to Mr. Pope. On March 20, 1998 Forestry received a counter proposal from Mr. Pope. Upon intial review this offer seems unacceptable. The company intends to consult with counsel in order to determine the appropriate remedies and measures available to protect this investment.

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

On January 15, 1997 the Company settled a liability of $125,000 with an individual by a stock transfer from a shareholder with whom the Company has a dispute over a non compete covenant.



ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION.
Results of Operations

    The six months ended June 30, 1997 saw results of the newly acquired subsidiary Dixieland Forest Products Incorporated in our results. As such, activity and sales were up considerably from the same period in 1996. The company continues to focus on diversification into a full spectrum of timber industry products and services. Specifically the company has targeted a chip mill operation in Louisiana which management feels will be a good synergistic fit with Dixieland s timber brokerage and purchasing expertise. The company is also considering a pole mill operation for inclusion in their asset base, which again would fit the vertical diversification parameters management has
set as an objective going forward.   Beyond these two projects, management
continues to seek other acquisition opportunities and merger candidates in the forest products industry, and expects these activities to provide additional growth in the coming year.

     Cash was used in the six months ended June 30, 1997 to pay accounts payable and accrued expenses in the amount of $270,889. The company also paid principal on notes payable in the amount of $ 2,279,560. and purchased property and equipment in the amount of $37,572. Depreciation and amortization expense was $ 89,625.

     Revenues during the six months ended June 30, 1997 totaled $2,989,515, exclusively from Dixieland Forest Products compared to sales of $50,001 for the year ended March 1996. It is anticipated that the balance of fiscal 1997 will see a substantial increase in revenues as the full impact of the Dixieland acquisition takes hold. Net income for the six months ended
June 30, 1997 was a loss of $1,075,334 compared to a loss of $1,490,898 for the year ended June 30, 1996.

   The cost of sales in the quarter increased to 2,808,199 compared to virtually zero as Dixieland s operations were consolidated into the company s operation. Operating expenses increased to $1,089,359 for the six month period ended June 30, 1997 compared to $458,557 for the first quarter ended June 30, 1996.

There are no income taxes due for the six months ended June 30, 1997.   The
company also owed approximately $48,803 to the Arizona State Commission, and is currently in discussion for a settlement schedule. Management believes a favorable arrangement will be worked out within the next few quarters.

Management believes that all or a portion of the principal amount of a note payable of approximately $930,000 may not be a legally valid obligation of the Company as a result of the Company s failure to receive consideration for the indebtedness incurred under prior management. The Company has been notified that Dylan Hutton, the party to whom the note has been made payable, has attempted to assign its obligations under the note in the process of liquidation and the Company has been contacted by various parties alleging to be holders of the obligation from the Company. The Company, at the present time, has not determined whether to contest the payment of the note or to affirmatively seek a declaratory judgment that no indebtedness is owing. Prior to taking any further action the Company intends to further consult with counsel and, if possible, to negotiate a compromise resolution with the parties who are alleging that they are the holders of the note.

Liquidity & Capital Resources

    During the six months ended June 30, 1997, the company s cash needs were met partially by internal cash flow from Dixieland, and partially from a working capital infusion of $314,356 from the previous sale of restricted common stock. Forestry also loaned Dixieland $283,974 in the first six months for working capital.

As of June 30, 1997 the company owed approximately $40,000 in unpaid taxes, arising from penalties and interest from the company s 1993 and 1994 federal and state corporate tax return filings. This amount is down from the original amount of $382, 243, and management is currently working out a favorable payment schedule with the government.
These taxes relate to the income which resulted in the sale of securities in fiscal 1993, and 1994, which had been the most significant source of liquidity to the company at that point.
Currently management is lessening the company s dependency on the sale of securities for its capital requirements, and seeking alternate sources, such as institutional credit financing as well as internal cash flow.

    As of June 30, 1997 the company owed $4,520,796 in short and long term debt to various parties which was evidenced by notes and capital lease payable. Management believes it will be successful in its efforts to repay long term debt out of operations, and refinancing, although there can be no assurances of this. Accounts payable decreased by $270,889 for the six months.

    Management also believes operating costs during fiscal 1997 should be met by internal cash flow and bank credit facilities, although there is no assurance of this. The company will not be able to expand its forestry operations without capital from outside sources, which have not been identified as of June 30, 1997.
   Going forward management intends to considerably reduce the use of restricted stock sales as a method of providing for operating capital.
Funds were last obtained during November 1996 from the sale of restricted stock and the acquisition of Dixieland Forest Products was completed in December 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess of the purchase price cash need of $850,000 was obtained to reduce debt and provide for operating capital.


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

March 21,1998
Date