Form 10QSB
period 1997-09-30
FORESTRY INTERNATIONAL INC
filed 1998-04-10
CIK 918411

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

 For the quarter year ended          September 30, 1997

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

Issuer's telephone number (601) 485-3199

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

As of September 30, 1997, registrant had one class of commons stock, of which  15,599,517 shares were outstanding.


Transitional Small Business Disclosure Format (Check one):        Yes    X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)



























                 PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






             [This page intentionally left blank.]































                       Forestry International, Inc.
                        Consolidated Balance Sheet
                            September 30, 1997

                             Assets

Current Assets:
    Cash and Cash Equivalents                           $  7,113
    Notes and Accounts Receivable, Net of Allowance     $595,961
    Equipment held for sale                              $13,750
    Inventory                                           $643,449
    Prepaid Expenses and Deposits                        $30,469
                                                     ___________
         Total Current Assets                         $1,290,742

Investment - Forestry Development Costs                 $758,884

Notes Receivable - Long Term                            $356,037

Property and Equipment
    Building and Nursery Facilities                      $40,000
    Machinery and Equipment                             $206,769
    Office Equipment                                     $55,643
    Computers and Software                               $29,015
    Vehicles                                            $158,761
                                                     ___________
                                                        $490,188

    Less Accumulated Depreciation                       $165,770
                                                     ___________
         Net Property and Equipment                     $324,418

Other Assets:
    Goodwill                                          $2,079,210
    Deferred Income Tax Benefit
       Net of Valuation Allowance of $1,334,000.              $0
    Other Assets                                          $9,201
                                                     ___________
         Total Other Assets                           $2,088,411

Total Assets                                                    $4,818,492

        (See Accompanying Notes to Financial Statements)


                  Forestry International, Inc.
                   Consolidated Balance Sheet
                      September 30, 1997




Liabilities and Stockholders' Equity

Current Liabilities
    Notes Payable                                       $775,225
    N/P Related Party                                   $100,000
    Accounts Payable                                    $360,247
    Accrued Payroll and Other Expenses                  $175,191
    Income Tax Payable                                   $18,303

         Total Current Liabilities                    $1,428,966

Long Term Debt                                        $2,580,600

Commitments, Contingencies, and Subsequent Events

Stockholders' Equity:
    Preferred Stock, Par Value $.0001 Per Share, Authorized
    10,000,000 Shares                                                  $0
    Common Stock, Par Value $.0001 Per Share, Authorized
    100,000,000 Shares: Issued and Outstanding 15,599,517 Shares      $1,560
    Additional Paid in Capital                        $6,844,571
    Retained Earnings                                ($6,037,205)

         Total Stockholders' Equity                     $808,926

Total Liabilities and Stockholders' Equity            $4,818,492






        (See Accompanying Notes to Financial Statements)






                  Forestry International, Inc.
     Statement of Operations and Charge in Related Earnings
                          Consolidated

               Three Months Ended Sept 30           Six Months Ended Sept 30
                     1997   1996               1997                    1996
(Unaudited)             (Unaudited)         (Unaudited)              (Unaudited)

Operating Revenue $3,879,616      $10,651      $6,869,131             $60,652
Cost of Sales     $3,712,553       $4,581      $6,520,752             $42,683
                   _________    _________       _________           _________
  Gross Margin      $167,062       $6,070        $348,379             $17,969

Op Exp-Gen & Adm    $407,835     $166,279      $1,497,194            $624,836
                   _________     _________      _________           _________
  Operating Loss   ($240,773)   ($160,209)    ($1,148,815)          ($606,867)
                   _________     _________      _________           _________
Other Income (Expense):
  Int. and Div.      $16,835          $ 0         $39,882              $5,582
  Gain on Brandon
       Settlement        $ 0          $ 0         $95,009                 $ 0
  Int.Expense       ($82,484)    ($49,876)      ($302,892)          ($249,416)
  Loss on Asset Sale($25,791)         $ 0        ($98,284)           ($27,220)
     Loss on Offering                                               ($254,084)
     Gain (Loss) from abandonment of
          Australian Operations
          Gain from net assets abandoned                              $16,798
          Prov for bad debt on N/R                                  ($626,270)
     Penalties Waived                                                 $40,494
     Other            $94,413                    $101,967
                    _________    _________        _________           _________
Total Other Inc/Exp    $2,972    ($49,876       ($164,319)        ($1,094,116)
                    _________   _________        _________           _________
Loss Before
   Income Taxes     ($237,801)  ($210,085)    ($1,313,135)         ($1,700,983)

Income Tax (Benefit)                                                  $175,453
                    _________   _________       _________           _________

Net Loss            ($237,801)  ($210,085)    ($1,313,135)         ($1,876,436)
                    _________   _________       _________           _________
Retained Earnings, Beginning                   ($4,724,070)

Retained Earnings, Ending                      ($6,037,204)

Net Loss
 per Common Share    ($0.015)     ($0.018)         ($0.084)            ($0.159)

Weighted Average Number of
Common Shares      15,599,517   11,827,934       15,599,517         11,827,934



        (See Accompanying Notes to Financial Statements)







                  Forestry International, Inc.
              Consolidated Statement of Cash Flows

                     Three Months Ended Sept 30   Six Months Ended Sept 30
                              1997        1996          1997        1996
                           (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
            _________________________________________________________
Cash Flows from Operating Activities:
Net Loss                  ($237,801) ($210,085)   ($1,313,135) ($1,876,438)
     Adjustments to Reconcile Net Loss
      Amort & Depr          $42,445    $16,105       $132,070      $50,566
          Common Stock issued for services                        $367,096
          Gain on Brandon Settlement                  $95,009
          Loss from Abandonment of Australian
          Operations                                              $607,731
          Loss(Gain)on Sale
          of Prop and Equip ($1,196)                  $55,168      $27,221
     (Increase) Decrease in:
          Notes and A/R   ($290,300)  ($30,154)     ($184,356)    ($51,524)
          Inventory        $566,016)    $2,587      ($144,996)     $56,110
          Ppd Exp & Deposits   ($84)   ($6,464       ($10,435)    ($18,620)
          Other Assets                               ($94,713)     $98,290
     Increase (Decrease) in:
          Acct Pay &
           Accrd Exp        $123,441  $163,071      ($147,448)     $78,837
          Income Tax
                 Payable    ($22,500) ($10,803)     ($234,117)    $153,606
     Net Cash Used by
          Oper. Activities  $180,021  ($80,917)   ($1,846,953)   ($506,855)
Cash Flows from (Applied to) Investing Activities
     Notes Receivable, Net   $12,781                  $48,068      $44,705
          Investment in Dixieland                                 $314,114
          Purchase of Prop.
                 And Equip.  ($3,917)    ($646)      ($41,489)   ($105,723)
          Proc. from Sale of
          Prop. and Equip   $201,296               $1,457,220     $137,123
          Increase in Forestry
                  Devel. Costs          ($4,326)         ($30)    ($24,622)
          Deferred Acquisition Cost                              ($167,047)
     Net Cash Used by
       Inves. Activities    $210,160    ($4,972)   $1,463,769     $198,550
Cash Flows From (Applied to) Financing Activities
      Issue of Notes Pay     $16,900    $97,458    $2,443,091     $722,461
      Repayment of Debt    ($729,070)             ($3,008,630)   ($352,204)
      Net Increase (Decrease)
      In Related Party Debt $100,000    ($6,500)     $100,000       ($6,283)
      Cancellation of Common Stock                                ($292,653)
      Other Items               $400                     $400       $13,283
     Net Cash Provided by
       Fin. Activities     ($611,770)    $90,958    ($465,139)      $84,604

Translation Adjustment                                             $203,033

Net Increase (Decrease)
       in Cash             ($221,589)     $5,069    ($848,323)     ($20,668)
Cash, Beginning of period   $228,702                 $855,436       $30,226

Cash, End of Period           $7,113      $5,069       $7,113        $9,558
        (See Accompanying Notes to Financial Statement)

                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                     September 30, 1997

(1) Basis of Presentation

The consolidated financial statements include the accounts of Forestry International, Inc.(Forestry) and its wholly-owned subsidiary, Dixieland Forest Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company s 1996 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. In preparing this quarterly report, management has relied on information maintained and provided by the prior officers and directors of the company.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of September 30, 1997.

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





                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                     September 30, 1997
(4)     Liquidity

The company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of $ 808,926 at the quarter ended
September 30, 1997. The company generated operating revenue of $ 6,869,131 for the nine months ended September 30, 1997.The company plans to provide for future cash flow requirements to acquire additional operating companies, with positive cash flow and fund operations through internal cash flow, and bank credit facilities.


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

(7)      Concentrations

The Company sells its product to a broad base of customers comprised of wood processing mills primarily in the state of Mississippi. Georgia-Pacific Corporation accounted for approximately 20% of the 6,869,131 in sales for the nine months ended September 30, 1997. No other customer exceeded 10% of total sales in the quarter.

On September 30, 1997 cash in banks and an escrow account did not exceed federally insured limits.

Accounts receivable from mills for timber totaled approximately $291,616 at September 30, 1997. It is a standard in the Company's industry for such accounts to be settled in 14 days or less. The Company experiences normal settlement in 7 days and consequently does not require collateral on accounts receivable.


                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                     September 30, 1997

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


                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                    September 30, 1997

(9)       Subsequent Events

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

                  FORESTRY INTERNATIONAL, INC.
                 Notes to Financial Statements
                      September 30, 1997

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

On November 24, 1997 Mr. Perry Gower was appointed to serve on the Board of Directors of Forestry International, Inc. as a Director.

On November 26, 1997 Forestry International, Inc moved their headquarters to 4640 Poplar Springs Drive, Suite A-29, Meridian, Mississippi 39305.

On February 25, 1998 Mr. Louis Turp met with Mr. Randy Pope and Dixieland Forest Products CPA firm. During that meeting Mr. Pope asked Forestry International to renegotiate the original offer and change the financial structure of the buyout. He wanted an all cash offer without notes and restricted common shares in order to complete the acquisition. On
February 26, 1998 Forestry proposed an all cash offer of $ 320,211 to Mr. Pope. On March 20, 1998 Forestry received a counter proposal from Mr. Pope. This offer was rejected as unrealistic and a letter so stating was sent to Mr. Pope. No other developments have occurred as of this filing.
The company has consulted with counsel in order to determine the appropriate remedies and measures available to protect this investment.

The Company was recently served with a civil action filed in Arizona Superior Court, Pima County by David Shorey, the former President and a Director of the Company. The Complaint alleges claims for unpaid salary, vacation pay, interest on salary, attorney's fees and treble damages on the unpaid wages. The complaint also seeks reimbursement of credit card charges incurred by Mr. Shorey, allegedly for Company related expenses and travel. Total damages claimed are in excess of $100,000. The Company is attempting to resolve these claims through negotiation. However, the Company plans to retain counsel in Arizona to respond to the claims, if it cannot resolve the claims through negotiation. The Company believes that it has meritorious defenses and offsets to the claims and would assert claims of its own against Mr. Shorey.

On April 9, 1998 the Company sent a Letter of Intent to acquire a fully integrated timber company.

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



ITEM 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION.
Results of Operations

    The nine months ended September 30, 1997 saw results of the newly acquired subsidiary Dixieland Forest Products Incorporated in our results. As such, activity and sales were up considerably from the same period in 1996. The company continues to focus on diversification into a full spectrum of timber industry products and services. Specifically the company has targeted a chip mill operation in Louisiana which management feels will be a good synergistic fit with Dixieland s timber brokerage and purchasing expertise. The company is also considering a pole mill operation for inclusion in their asset base, which again would fit the vertical diversification parameters management has
set as an objective going forward.   Beyond these two projects, management
continues to seek other acquisition opportunities and merger candidates in the forest products industry, and expects these activities to provide additional growth in the coming year.

     Cash was used in the nine months ended September 30, 1997 to pay accounts payable and accrued expenses in the amount of $147,448. The company also paid principal on notes payable in the amount of $3,008,630. and purchased property and equipment in the amount of $41,489. Depreciation and amortization expense was $132,070.

     Revenues during the nine months ended September 30, 1997 totaled $6,869,131, exclusively from Dixieland Forest Products compared to sales of $60,652 for the year ended September 1996. It is anticipated that the balance of fiscal 1997 will see a substantial increase in revenues as the full impact of the Dixieland acquisition takes hold. Net income for the nine months ended September 30, 1997 was a loss of $1,313,135 compared to a loss of $1,876,436 for the period ended September 30, 1996.

   The cost of sales in the quarter increased to $6,520,752 compared to $42,683. Operating expenses increased to $1,497,194 for the nine month period ended September 30, 1997 compared to $624,836 for the period ended September 30, 1996.

There are no income taxes due for the nine months ended September 30, 1997. The company also owed approximately $40,000 to the Arizona State Commission, and is currently in discussion for a settlement schedule. Management believes a favorable arrangement will be worked out within the next few quarters.

Management believes that all or a portion of the principal amount of a note payable of approximately $957,000 may not be a legally valid obligation of the Company as a result of the Company's failure to receive consideration for the indebtedness incurred under prior management,and as a result of the unauthorized conversion of the debt in June of 1997 from a non-recourse obligation to a recourse obligation. The Company has been notified that Dylan Hutton, the party to whom the note has been made payable, has attempted to assign its obligations under the note in the process of liquidation and the Company has been contacted by various parties alleging to be holders of the obligation from the Company. The Company, at the present time, has not determined whether to contest the payment of the note or to affirmatively seek a declaratory judgment that no indebtedness is owing. Prior to taking any further action the Company intends to further consult with counsel and, if possible, to negotiate a compromise resolution with the parties who are alleging that they are the holders of the note.

Liquidity & Capital Resources

    During the nine months ended September 30, 1997, the company's cash needs were met partially by internal cash flow from Dixieland, and partially from a working capital infusion of $314,356 from the previous sale of restricted common stock. Forestry also loaned Dixieland $313,903 in the first nine months for working capital.

As of September 30, 1997 the company owed approximately $40,000 in unpaid taxes, arising from penalties and interest from the company's 1993 and 1994 federal and state corporate tax return filings. This amount is down from the original amount of $382,243, and management is currently working out a favorable payment schedule with the government.
These taxes relate to the income which resulted in the sale of securities in fiscal 1993, and 1994, which had been the most significant source of liquidity to the company at that point.
Currently management is lessening the company s dependency on the sale of securities for its capital requirements, and seeking alternate sources, such as institutional credit financing as well as internal cash flow.

    As of September 30, 1997 the company owed $4,009,566 in short and long term debt to various parties which was evidenced by notes and capital lease payable. Management believes it will be successful in its efforts to repay long term debt out of operations, and refinancing, although there can be no assurances of this. Accounts payable increased by $123,671 for the nine months.

    Management also believes operating costs during fiscal 1997 should be met by internal cash flow and bank credit facilities, although there is no assurance of this. The company will not be able to expand its forestry operations without capital from outside sources, which have not been identified as of September 30, 1997.
   Going forward management intends to considerably reduce the use of restricted stock sales as a method of providing for operating capital.
Funds were last obtained during November 1996 from the sale of restricted stock and the acquisition of Dixieland Forest Products was completed in December 1996. Funds in the amount of $1,975,000 were raised and $1,125,000 in excess of the purchase price cash need of $850,000 was obtained to reduce debt and provide for operating capital.


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

April 10,1998
Date