Form 10KSB
period 1997-12-31
FORESTRY INTERNATIONAL INC
filed 1998-11-12
CIK 918411

Form 10-KSB
                       ANNUAL OR TRANSITION REPORT
                        UNDER SECTION 13 OR 15(d)

      (As last amended by Exch Act Rel No. 35113, eff.1/30/95)

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

    X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the fiscal year ended        December 31, 1997

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the period from

                             Forestry International, Inc.

       (Name of small business issuer as specified in its charter)

              Colorado                                       84-1116284

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada                                                  J4B 7M6
(Address of principal executive                        (Zip Code)
offices)

Issuer's telephone number (514) 495-7747

Securities registered under Section 12(b) of the Exchange Act: None

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

State issuer's revenues for its most recent fiscal year     $116,086 .

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act).

      As of December 31, 1997, 15,417,833 voting shares were outstanding, 14,503,263 of which were held by non-affiliates.
      On that date the bid and ask prices were $0.10 Therefore, the aggregate market value of voting stock held by non-affiliates as of December 31, 1997 was $1,450,326.

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

                  (APPLICABLE TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                            15,757,833 as of September 30, 1998

                    DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,Part I, Part II, etc.) into which the document isincorporated: (1) any annual report to security holders; (2) any proxy or information statement: and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (Securities
Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990).         Not Applicable

Transitional Small Business Disclosure Format (Check one):
Yes   X    No
(Added by Exch Act Rel No. 31905, eff 4/26/93)






























                                                                   PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Development

Established in December of 1992, Forestry International is a Colorado based company. Initial involvement in the wood industry was the acquisition of clonal technology relating to the accelerated development of rapid-growth hardwood trees as an alternative wood species source. The Paulownia project proved to be highly unsuccessful. Therefore, in September of 1997, a new management team evolved from major shareholders that saw the need for change. The company took another direction with this new management team and established a growth strategy plan.

Management's corporate objective is highly focused on growth via niche markets in order to increase Forestry's net asset worth and enhance shareholder value via the acquisition of businesses which are active within the timber and wood products industry, led by strong and professional management teams. As it expands, the Company should gain competitive advantages relative to smaller operators, including greater purchasing power for large timber tracts, a lower cost of capital, significant market recognition,and the ability to provide customers with a broader range of products and services in response to customer demand.

By way of careful analysis and evaluation of private and public acquisition targets, management intends to develop a vertically integrated corporate operation within the forest products industry.

Sale of Significant Amount of Assets not in the Ordinary Course of Business

Dickson Plantation Assets

The Paulownia trees were planted in Elongata, the fastest growing species of Paulownia, in 1994, with expectations of a harvest within five to seven years. Thereafter, with self regeneration, the harvest would be every ten years for the next forty years. The plantation was sold in March of 1997 with a lease being paid yearly on the existing acreage of Paulownia. As the lease became due in April, and with the annual expenses continuing, management decided to evaluate the Paulownia investment to determine its viability by looking at the present net worth, annual equivalent value, and internal rate of return.

The plantation had suffered from losses of trees due to an abundant quantity of deer and unfavorable weather conditions, so that less than fifty percent of the trees survived. In addition to the diminished volume of trees to harvest, the others were not growing at the expected rate to be harvested at the proper time. There were many scrub Paulownia in the growing acreage that would not mature properly. Acknowledging the poor quality in the maintenance of the crop, the deteriorated tree conditions, and the close proximity of the surviving trees, a determination was needed as to the future of this project.

New management decided to see if the existing crop of trees could be presold at a discount of the expected harvest value, in order to generate some income and cover the annual expenses. These expenses included the lease, pruning, irrigation, mowing, coppicing, pest control, and thinning of this crop.

In the research to find a potential buyer, several companies and individuals were approached in the Southeast US . This included Virginia, Kentucky, Tennessee, North Carolina, South Carolina, Georgia, Alabama, and
Mississippi. A group of previous customers of Forestry that had purchased Paulownia seedlings in California was also contacted, along with the American Paulownia Association, as well as Mr. Douglas Shorey, a former Forestry Director and the overseer of this venture.

As it was eventually discovered, there is virtually no domestic, and a very limited export market for Paulownia, with the slow growing variety being preferred for export. The development of this new variety of tree in North America is still in the incubator stage. As related to management from several experts in the field, it will be years and possibly decades before a market structure is developed to merchandise the Paulownia.

Also, the trees that were available had been pruned and trimmed at twelve foot sections. The only buyer interested was looking for sixteen foot sections and indicated these trees would have to be cut and a new harvest would be cultivated. The buyer indicated that he was not interested in purchasing only the initial crop, but would purchase the entire tree stand, along with the remaining future harvests, and also take over the past due lease. Management realized that without the Paulownia, all of the other assets on site were also unproductive and must be sold. At this time, the Paulownia buyer looked over the existing greenhouses at the plantation site, and made an offer to purchase all greenhouses and related equipment and supplies. This was the only other offer received for the Paulownia, and the best offer obtained for the greenhouses, and related equipment. The Company had previously rejected a unfavorable offer to sale the leasehold in Georgia. It was based on future cash distributions from a future Paulownia plantation project in Hawaii, coming from an unknown client of Performance Group Inc. Management also sought to sell the irrigation system set up on the grounds. After considerable time and effort the irrigation system was finally sold and Forestry was relieved of several unproductive costly assets and related annual expenses.

Loss of Control of Dixieland Forest Products, Inc.

On December 1, 1995, a share purchase agreement was made for Forestry International, Inc. to acquire Dixieland Forest Products. The signatories to the agreement were David Shorey, President, and James Gibson, Secretary-Treasurer of Forestry and Randy Pope, President of Dixieland.

On December 5, 1995 Forestry received, from a shareholder, an amount of $250,000 to apply in whole as the first installment payment for the Dixieland acquisition. Of this amount $200,000 was paid to Randy Pope and the balance was kept by Forestry without the knowledge of the investor.

In July of 1996 a group of shareholders went to Dixieland to investigate the unsuccessful actions of Forestry to complete the buyout. This shareholder group then decided to raise the necessary funds.

In November of 1996, the parties restructured the terms of the proposed acquisition and agreed upon a final completion date of December 16, 1996. The purchase price for Dixieland was paid and delivered to Randy Pope, the seller, as follows: (i) on December 16th $400,000 cash; (ii) on January 3, 1997, 250,000 restricted common shares of the Company; (iii) on January 3, 1997, 400,000 freely tradable common shares of the Company; and, (iv) $750,000 in the form of a Promissory Note, the said Note bearing interest at the rate of 7% per annum, with payments of principal and interest to be made quarterly for a term of ten years. The Company also had an obligation to relieve Mr. Pope of personal guarantees on notes he had signed for the purchase of timber tracts and equipment that had been financed for loggers.

Of those free-trading shares referred to in (iii) above, 200,000 were to be purchased from Mr. Pope at $1.00 per share on or before January 16, 1997, with the balance to be purchased from Mr. Pope on or before April 1, 1997. Regarding the latter purchase, Mr. Pope had the option of accepting a price of $1.25 per share, or $1.00 per share. Upon exercising the latter option, Mr. Pope would receive an additional 50,000 restricted common shares. This obligation was fulfilled by Forestry and Mr. Pope received $400,000 cash, less commission, and 50,000 restricted common shares as per the agreement.

Mr. Pope entered into an employment contract with Dixieland for an annual gross base salary of $100,000 plus benefits and "bonus payments" based upon defined operating results. He was paid $83,333.30. in salary for the first ten months. The Company paid rent on the three facilities to Mr. Pope $8,333 per month from January to November 1997 for a total amount of $83,333.

On December 23, 1996 Forestry purchased a $250,000 Certificate of Deposit in the favor of Dixieland for the purchase of timber tracts at Deposit Guaranty National Bank. This CD provided a line of credit to Dixieland in the amount of $1,000,000.

In March of 1997 the Company paid the first installment of the $750,000 note. Subsequent payments were made July 17th and October 1st for a total amount of $80,287. Also Forestry provided Dixieland in excess of $440,000 for working capital during the first ten months of 1997 and Dixieland's financial statements reflected continuing monthly operating losses to the amount of approximately $431,000 for this same ten month period.

On August 4, 1997 a contract was signed between Forestry International, Inc. and Southern Fiber, Inc., a subsidiary of Mitsubishi Corporation, for the delivery of 34,500 GST of wood chips to the port at Reserve, Louisiana.

On September 5, 1997 at the request of some shareholders, Mr. David Shorey and Mr. James Gibson resigned, and a new management team took control at Forestry. The home office in Tucson was closed and moved to Dixieland's office in Meridian. This new team began immediately to concentrate on relieving Randy Pope of his personal guarantees and complete the transaction. Because of the operating losses that occurred during the year, this became a more increasingly difficult task.

On September 19, 1997 another contract was signed for 25,000 GST, with an option of Southern Fiber to increase the tonnage to 32,500 GST, to be delivered to the same port. After the second contract was fulfilled, the procurement manager of Dixieland, continued to purchase wood for delivery to the chip mill, without a contract, and in direct defiance of the advice from Forestry officers. This action increased the use of cash and depleted the amount of available working capital. Forestry realized there were several irregularities in the management of Dixieland Forest Products concerning the contracts and the inability of the accounting department (treasurer of Dixieland) to determine the earnings or losses from these contracts. With the management of Dixieland in control position, Forestry was unable to know the actual situation concerning the earnings of the company.

On October 23, 1997, Forestry International, through its subsidiary Dixieland Forest Products, Inc. invested $33,333.33 to acquire a 33% interest in a joint venture with Choctaw Pole and Piling Inc., AMpole Inc. and Shelby County Forest Products, LLC. The new entity, Precision Pole and Piling LLC., leased a wood pole peeling facility from Gordon Redd Lumber Company in Brookhaven, Mississippi. Dixieland is the exclusive supplier of pole quality timber to this new entity.


In November 1997, Forestry International, Inc. received from Randy Pope a Notice of Default which alleged that Forestry failed to obtain the release of Mr. Pope s personal guarantees of indebtedness for Dixieland Forest
Products, Inc. This was a unilateral decision by Mr. Pope. It is the position of management that no default occurred to justify the action taken by Mr. Pope.
At that time Forestry s Officers were continuing to seek financing to enable the Company to obtain the said release.

On November 19, 1997, after three months of negotiations, a letter was received by Forestry from Hibernia Bank in New Orleans, stating that the current performance and the continuing operating losses of Dixieland moved the negotiations for a line of credit beyond the parameters of acceptability for the bank. This line of credit was to relieve the personal guarantees of Mr. Pope. Consequently, one of the avenues of financing being developed was closed.

On December 5, 1997 Regions Bank sent Forestry a financing proposal that would relieve the personal guarantees and cure the alleged default.

A meeting took place on December 18, 1997 between Randy Pope and Louis
Turp concerning the completion of the buyout with the Regions Bank proposal. At this time Mr. Pope reaffirmed his desire to close and complete the transaction.

On December 19, 1997 Forestry confirmed with Regions Bank their agreement to comply with the above mentioned proposal and move forward to establish this $3M line of credit and complete the transaction with Dixieland.

In response to a request by Forestry to release a portion of the CD at Deposit Guaranty National Bank, on February 6, 1998, a letter was received from Butler, Snow, O'Mara, attorneys for Mr. Pope and Dixieland. This letter indicated that in order for Forestry to receive anything from this CD, Forestry and Dixieland would have to agree to a Covenant Not to Sue each other and that Forestry admits that Mr. Pope or the Dixieland Parties had not at any time been a "control person". This agreement was never endorsed by Forestry's Board of Directors. It would have jeopardized the shareholders rights to take any action for legitimate claims against Mr. Randy Pope and/or Dixieland Forest Products, Inc. and/or any of the "Dixieland Parties" involved.

On February 25, 1998 Mr. Louis Turp met with Mr. Randy Pope and
Dixieland Forest Products CPA firm. During that meeting Mr. Pope imposed upon Forestry International to renegotiate the original offer and change the financial structure of the buyout. He wanted an all cash offer without notes and restricted common shares in order to complete the acquisition.

On February 26, 1998 Forestry proposed an all cash offer of $ 320,211 to Mr. Pope in addition to the $1,000,000 cash that he had previously received. On March 20, 1998 Forestry received a counter proposal from Mr. Pope. This counter offer, a minimum of $900,000 cash, was rejected as unrealistic according to the economic equivalent and relative performance to be received. A letter dated March 23rd was sent to Mr. Pope to that effect and the Company would continue in good faith to negotiate the closing of the transaction for its true value. It was also mentioned that if there was no mutual agreement, the Company would have no other alternative than to exercise its right to protect this investment for the shareholders. There was no further written communication received concerning this offer.

On July 8, 1998 a letter was sent to Mr. Pope concerning the audit of Forestry and Dixieland for the year ended December 1997. After a period of two months and several inquires, Mr. Pope set forth a proposal that the Company felt would jeopardize its legal position with respect to claim its capital investment in Dixieland. At this point, upon advise of its attorney Forestry determined to proceed without the financial information from Dixieland.

It is the position of management that Mr. Randy Pope unilaterally recaptured the Dixieland common shares sold to Forestry. The alleged default was without merit and was based on the non-release of Mr. Pope's personal guarantees. Officers of Forestry, with the knowledge of Mr. Pope, were still negotiating with financial institutions to execute that obligation. Forestry had performed such that the alleged default was not sufficiently material to allow Mr. Pope to assert a breach of the agreement. On the contrary, Forestry contends that Mr. Pope in fact breached the contract with poor management and excessive losses during the year. The financial institutions made this clear and plain to Forestry.

The status of a public company places a heightened responsibility to protect the assets of the company for the benefit of the public shareholders. Because of the delay and intransigence of the various parties involved with Dixieland, Forestry will shortly address the entire acquisition transaction for the benefit of the shareholders. Forestry has incurred a substantial loss which has materially affected the operations. Management intends to pursue legal actions to attempt to redress the losses incurred.

Growth Strategy

Forestry International has targeted several acquisitions to fulfill its management objectives. The Company is seeking to acquire timberland and companies of varying size. In evaluating potential acquisition targets, the Company considers a number of factors, including their market niche, the quality of the assets and management, the opportunities to improve operating margins and increase internal growth of the target, the economic prospects of the region in which the target is located, and the potential for additional acquisitions in the region. The Company will seek expansion opportunities in the United States, with an emphasis in the southeast. Canada will also be considered in our future development program. Management will pursue acquisition candidates with varying types of equipment (Chip mills, Sawmills, Lumber mills) and customer specializations within the domestic and export markets. Forestry believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments.

Management believes there will be significant opportunities to improve operating margins of acquired companies through the efficient integration of these acquisitions, the elimination of duplicated costs, reduction in overhead and the centralization of functions. A lack of capital has constrained expansion and modernization of many small and medium sized companies within the industry. As a result there is significant potential to increase internal growth of many acquired entities through capital investment. The Company will seek efficiency by investing in additional and upgraded equipment, using advanced technology systems to improve asset utilization. The Company intends also to establish a sales and marketing program targeted toward the major domestic and export players within the industry. Management will continually evaluate its organizational structure and manufacturing operations to identify opportunities to more effectively meet its customers' requirements and to reduce cost.

Industry Outlook

Mergers, acquisitions, divestitures and alliances are among the tools for rationalizing and restructuring to achieve greater cost efficiencies and higher return on investments. Today's basic structures under which the industry operates is different. There is room for new thinking and being more innovative in this fragmented industry with a disciplined approach. The balance of production, supply, and demand has changed in the Forest
Products Industry. According to current market dynamics, the overall picture appears brighter by looking at capacity, consumption, pricing, and inventory. Another positive change has occurred in forest practices, as a direct result of activism by environmentalists. Their efforts have helped create a more sensitive and environmentally responsible industry.

Due to the highly fragmented nature of the industry, Forestry believes that there is a large number of attractive acquisition opportunities in the Forest Products Industry. The inability of many small and mid-sized companies to expand and modernize due to capital constraints, and the desire of many long-time owners for liquidity which Forestry has identified, will allow the company to immediately start its strategic acquisition program and capitalize with these niche markets.

Paper is portable, disposable, recyclable, economical and versatile. According to industry research and statistics, world demand for paper has doubled in the past 20 years and is forecast to double again by the year 2010. World consumption of paper and paperboard products is projected to reach 425-475 million tons by the year 2010. Annual consumption growth over the next 15 years for paper and paperboard (woodchip basis) is projected at 2.5% for developed countries, 5.5% for developing countries and 3.2% for the world overall.

The confirmation of a recession in Japan and sharp currency devaluations among several Asian Countries will have positive effects over the long term especially for a segment of the industry which Forestry intends to be active. The Company believes that acquisition prices for chip mill operations for export purposes will become attractive. With the virtual elimination of the federal timber harvest in the U.S. Pacific Northwest, production moved, quite literally, South. Forestry is well positioned, being located in Mississippi, the "Woodbasket of the Nation", to benefit from this movement of production.

Today's industry competes mostly on the basis of price, quality, availability, product choice, sustainability and environmental impact. Consequently, the future of U.S. Forest Products Industry depends mainly upon factors which are products that are second-to-none, access to world markets, industry innovation, and a comprehensive global approach to sustainable forestry practices. Market competitiveness starts with economic viability and the outlook is favorable. Notwithstanding the cyclical nature of the industry, being a low cost producer with adequate and attractive financial returns is acceptable, but the ultimate goal for a company is to earn it's cost of capital.

Significant Calendar 1997 Operating Results and Subsequent
Developments

IRS Assessment

By letter dated March 14, 1997, the IRS accepted an Offer in Compromise made by the Company arising from federal and state corporate tax return filing for fiscal 1994 in the amount of $160,000. As of March 20, 1997, the said settlement amount of $160,000 had been paid in full by the Company.

Tax Assessments

The Arizona Department of Revenue is asserting a tax lien for fiscal 1993 and 1994 for unpaid Arizona state taxes against the Company in the amount of $39,825.66

Sale of Dickson Plantation

Effective March 31, 1997, the company sold its interest in the Dickson Plantation, in Hancock County, Georgia, to an unaffiliated third party for the price of $1.234 million. The proceeds of sale of the Dickson Plantation were applied to the reduction of long and short term debt owed by the Company primarily the retirement of a mortgage in the principal sum of $927,500, with interest accrued to the date of sale.

The Company also entered into leasing agreements with the purchaser of the property whereby the Company would have full and unrestricted rights and access to the field planted Paulownia trees at the plantation site (the "Field Lease") and also to the Paulownia trees located within the tree nursery site of approximately 23 acres (the "Nursery Lease").

The Nursery Lease had a term of up to twelve years commencing April 1, 1997, at an aggregate lease cost of $7,200 over the said term. The Field Lease had a term of up to twelve years commencing April 1, 1997, at an aggregate lease cost of $105,062 over the said term.

In April 1998 the new management realized the excessive costs of keeping the Paulownia project alive, so the Company sold its interest in the lease along with the trees, greenhouses, equipment and all assets affiliated with the Paulownia project.

Future Operations

New Company management has been consistently involved in the identification and analysis of potential acquisition targets within the timber and forest product industry, including undertakings such as saw mills, chip mills, pole production plants and timber lots. The Company expects that these activities will result in further acquisitions and anticipates that such will provide additional corporate growth during the coming years.

Future Project Acquisition

Forestry International, Inc. is negotiating the acquisition of a fully integrated timber company. The Company has received financial proposal from a Southeastern Bank and is presently working with investment bankers to raise additional cash to complete the transaction. Consummation of this transaction is presently indeterminable.




ITEM 2. DESCRIPTION OF PROPERTY

The principal business offices of the Company are located at 1205, Ampere Street, Suite 206, Boucherville, Quebec, Canada, J4B 7M6. The telephone number is (514) 495-7747. As of December 31, 1997, the Company leased or owned the following properties:


                        TYPE                                          LOCATION

Administrative Office                               Meridian, Mississippi
Tree Nursery & Field Lease                          Sparta, Georgia
Greenhouse Facility                                 Sparta, Georgia

Since December 31, 1997 the Tree Nursery & Field Lease and Greenhouse Facility has been disposed.


ITEM 3. LEGAL PROCEEDINGS

In connection with the case of Walter Doyle, in the United States District Court for the District of Colorado, Forestry International received a judgement entered August 11, 1997 in its favor. The judgement was entered based upon a settlement agreement and stipulation filed by the parties to that case, pursuant to which Forestry delivered 200,000 common shares of Forestry International, Inc. to Walter Doyle and the Company canceled 1.2M shares and 1.75M options previously issued to Walter Doyle. In return for the delivery of these shares, Forestry retained all Paulownia tree stock and clonal tissue that had previously been transferred by Walter Doyle and received a release of all claims by and between Walter Doyle, WinCanton, Inc., and the Company.

Forestry has received a Motion for Default Judgment in a lawsuit against them in Kansas, for the amount of $55,000 plus interest filed on behalf of CEA Lab, Inc. The settlement negotiations with respect to this matter have broken down over the amount of stock that was requested. The stock was required to be issued immediately and the Plaintiff's request for a back dating of the stock certificates as a condition to settling this lawsuit. Forestry could not meet any of the specific requests, and as of today, Forestry has not attempted to negotiate further with the plaintiff and they have not offered any further counter-proposal. The Company intends to further consult with counsel and, if possible, to negotiate a compromise between the parties. The judgement has been recorded as a liability as of December 31, 1997.

A civil action for back-wages claims for approximately $97,000 was filed on March 19, 1998 by David L. Shorey, former President of the Company in
Arizona Superior Court against Forestry International. The Company is vigorously defending the lawsuit against it, and has several defenses and claims that Forestry believes eliminate all of David Shorey's claims. Forestry's defense is based upon the fact that there are no written documents or materials that support David Shorey's claims for compensation independant of his own assertions. Moreover, there are claims and setoffs based upon Mr. Shorey's actions while he was President, which more than offsets his claims for compensation.

To that effect, on October 2, 1998 Forestry filed a counterclaim against Mr. David Shorey based on the alleged conversion of Company property to his own use, and also a second claim contending a breach of fiduciary duty as an officer and director of Forestry International, Inc. The latter claim stipulates that Mr. Shorey substituted a promissory note to allow the conversion of that debt into a recourse debt convertible into Forestry common shares without any consideration to the Company. Although final resolution of this matter may not occur until 1999 or thereafter, it is Forestry International's position that David Shorey's claims are not valid claims against the company.

Forestry filed, on July 24, 1998 in Tucson Arizona Superior Court, a Declaratory Judgement action against several individuals and entities claiming benefits under a Promissory Note on the basis that the Company never received consideration for the Note or Notes. The litigation involving the alleged debt is ongoing. Forestry International, after diligent search, has been unable to locate documents substantiating the debts. Management believes that the ultimate result will be that the Court will declare the debt invalid.

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

                              CLOSING BID    CLOSING ASK

March 31, 1993           1.50           2.50
June 30, 1993            1.875          2.50
September 30, 1993       2.50           4.00
December 31, 1993        2.75           4.00
March 31, 1994           3.00           4.50
June 30, 1994            3.00           5.00
September 30, 1994       3.00           4.00
December 31, 1994        3.00           3.875
March 31, 1995           2.00           4.00
June 30, 1995            2.00           3.00
September 30, 1995       0.75           1.125
December 31, 1995        0.47           0.53
March 31, 1996           0.29           0.30
June 30, 1996            0.12           0.12
September 30, 1996       1.00           1.07
December 31, 1996        1.38           1.38
March 31, 1997           1.20           1.22
June 30, 1997            0.375          0.4375
September 30, 1997       0.18           0.21
December 31, 1997        0.08           0.10
March 31, 1998           0.09           0.15
June 30, 1998            0.09           0.10
September 30, 1998       0.055          0.065

The above prices were obtained from National Quotation Bureau, Inc. These quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On September 30, 1998, the closing bid was $0.055 and the closing ask price was $0.065, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were 10 broker-dealers publishing quotes.
Dividends

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

ITEM 6. MANAGEMENTS' PLAN OF OPERATION

Forestry International's initial involvement and primary business was the acquisition of clonal technology relating to the accelerated development of rapid-growth hardwood trees as an alternative wood species source. Effective September 5, 1997, the Company took another direction with a new management team and a growth strategy plan.

The Company sold its interest in the remaining Paulownia plantation located in Sparta Georgia to pursue other business opportunities. While actively negotiating on an acquisition and until a new business venture is determined, the Company has eliminated the majority of its payroll and will utilize contract consultants to maintain its reporting requirements. It is anticipated that only nominal funding should be necessary for the next several months, which amounts should be available from debt financing.

The Company, as of December 31,1997 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,838,000 and $2,485,000 respectively. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses which may, in the opinion of its Board of Directors and Principal Consultant, warrant the Company's involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Forest Products Industry but will not restrict its search to that industry. Forestry may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

The Company may acquire any entity or position in a company which is (i) a fully integrated corporation in a specific segment of its industry; or (ii) in its preliminary or development stage; or (iii) is a going concern. In other instances, possible business endeavors may involve the acquisition of or a merger with a company that does not need additional equity, but seeks to establish a public trading market for its securities. Businesses that seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and State securities laws.

Since new management got involved in the daily operation of Forestry International, the analysis of potential business endeavors will be undertaken by or under the supervision of the Company's Directors and their principal consultants. The Directors and principal consultants are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate.

In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements such businesses history of operations, if any, and prospect for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development and risk factors. Forestry will also consider their niche market, the opportunities to improve operating margins, potential growth and expansion, the economic of the region in which the target is located, the potential for profit, the perceived public recognition or acceptance of such businesses, products, services and other relevant factors. The Company will seek opportunities in the United States, with an emphasis in the southeast. Canada will also be considered in future development program. Management believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments.

Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling.

Forestry has targeted several acquisitions to fulfill its management objectives. Also, it is anticipated that prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker dealers, venture capitalists members of the financial community, and others who may present unsolicited proposals.
In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisition. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person who submits to the Company a business in which Forestry participates.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

The Company engaged Mrs. Sylvie Monette-Houle, CA, and Mr. Robert Kliaman, CA, CPA (Massachusetts) as the new auditors and dismissed Mr. Gary Gethmann, CPA. The Company's audit committee consists of its Board of Directors.

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements and supporting schedules required under this item are listed under Item 13 below, and are set forth in the pages immediately following Item 13.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS: COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all current directors, executive officers and significant employees of the Company and of each significant subsidiary, as well as their ages:

     Name           Age                  Positions With The Company

Louis R. Turp        40             President and CEO
Andrea Audet         46             Secretary / Treasurer
Perry Gower          53             Chief Financial Officer

No Director or executive officer has any arrangement or understanding whereby they have been or will be selected as a director of the Company. Further, no executive officer or director of the Company is related to any other executive officer or director, other than Louis R. Turp and Andrea Audet, who are husband and wife. All directors of the Company hold office until the next annual meeting of shareholders, and until their successors have been duly elected and qualified. Executive officers are selected by the board at its annual meeting and hold office until the first to occur of their death, resignation or removal from office.

Biographical Profiles

The following biographical profiles relate to each individual currently serving as a director, and executive officer of the Company.


Louis R. Turp - Portfolio manager associated with several major Canadian brokerage firms for 14 years. Accepted the invitation to serve as a director of FII on July 21 1997 and became President and CEO on September 1997. Corporate restructuring objective with fundamental emphasis on selected strategic acquisitions and business combinations with profitable operating companies in niche markets, within the Paper and Forest Products Industry.

Perry Gower - Chief Financial Officer of FII, Mr. Gower has been associated as a Controller and Administrative Manager of Canal Wood Corporation of Mississippi, a major southeastern wood supplier, for the last eight years. He brings an impressive array of financial and administrative skills with a strong background in the timber industry. Mr. Gower is a graduate of Mississippi State University, B.S. in Business Management and Accounting.

Andrea Audet - Mrs. Audet has been involved internationally with various companies as a Bookkeeper. As the Director of public relations for a family business for several years, Mrs. Audet is also a real estate agent and a graduate with honors in computer applications. She offers to the Company an international experience with evidence of administrative competence.

ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid in fiscal 1994, 1995, 1996, 1997 and as of 1998 to the Board of Directors of the Company in their capacities as such. There are no agreements concerning compensation of Directors or executive officers. The following table sets forth all cash and any other compensation paid for each of the two years ended March 31, 1996 and the calendar years ended 1996 and 1997.

                       Annual                          Long Term
Name And            Compensation                  Other Compensation
Principal          Year    Salary ($)       Bonus  Compensation     Options

David L. Shorey    1994      nil             nil       $96,000(1)      nil
Chairman           1995      $51,562         nil       $44,438(1)      nil
                   1996      $92,153      $7,500     $  6,000(1)       nil
    9 months (cal) 1996      $57,692(3)      nil      $  4,500         nil
                   1997      $43,269         nil           nil         nil

James M. Gibson    1994      nil             nil     $56,000(2)        nil
Vice President     1995      nil             nil     $72,000(2)        nil
                   1996      $68,044        $7,250   $  6,000          nil
    9 months(cal)  1996      $54,000         nil          nil          nil
                   1997      $52,615         nil          nil          nil

Douglas Shorey     1994      $37,809         nil          nil          nil
Forestry Director  1995      $65,211         nil          nil          nil
                   1996      $58,788         $5,000       nil          nil
    9 months(cal)  1996      $46,154(4)      nil          nil          nil
                   1997      $30,000         nil          nil          nil

Randy Pope         1997      $87,500         nil          nil          nil

Steve Busbey        1997      $5,417         nil          nil          nil

Louis R. Turp       1997      nil            nil          nil          nil

Perry Gower         1997       $5,000        nil          nil          nil


(1) Except for automobile allowance of $6,000 per year, the funds disclosed as "Other Compensation" were paid by the Company to SSI Development Corporation, a company which David L. Shorey controls through his shareholdings therein.
(2) The funds disclosed as "Other Compensation" were paid by the Company to Magazette Communications, Inc., a company in which James M. Gibson holds a 20% equity interest.
(3) Total compensation paid to David Shorey during the nine months ended December 31, 1996 amount to $0. All compensation listed in this column remains unpaid at the signature date of this report. See Item 3 Legal Proceedings.
(4) Total compensation paid to Douglas Shorey during the nine months ended December 31, 1996, amount to $4,615. All compensation listed in this column remains unpaid at the signature date of this report. New management disputes these claims.











ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of September 15, 1998, the shares of common stock owned by each current Director and executive officer, by Directors and officers as a group and by each person known to the Company to own more than 5% of the outstanding common shares:

Title Of        Name & Address Of              Amount Of              Percent Of
Class          Beneficial Owner            Beneficial Ownership        Class (1)


Common         Louis R. Turp                      639,414                    4.1
               4640 Poplar Springs Dr.
               Suite A 29
               Meridian, MS 39305

Common         Perry Gower                         50,000                    0.3
               6720 Valley Road
               Meridian, MS 39307

Common         Andrea Audet                       225,156                    1.4
               474, Cote Ste-Catherine
               Outremont, (QC) Canada
               H2V 2B4

Common         Lorraine E. Bourgoin              790,114                    5.1
               4740 E. Sunrise Dr.
               Box 143
               Tucson, AZ 85718

Common         FAI Overseas Investments,        1,200,000                  8.0
               Pty Ltd., 18 Macquarie St.
               Sydney, NSW 2000
               Australia

Officers & Directors                               914,570                  5.8
as a Group (3 persons)

(1) The figures in this column are based upon approximately 15,757,833 common shares which had been or were to be issued and were outstanding on September 30, 1998.


ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
     The following reports have been filed as a part of this report:

      (1) Report of Sylvie Monette-Houle, CA and
          Robert Kliaman, CA, CPA (Massachusetts)

      The following 8-K reports were filed on the dates indicated:

      (1) A report on Form 8-K was filed by the Company on January 22, 1997, reporting the Company's acquisition of Dixieland Forest
Products, Inc.

      (2) A report on Form 8-K was filed by the Company on February 14, 1997, reporting the change of the Company's fiscal year end from March 31, to December 31.

      (3) A report on Form 8-K/A was filed by the Company on February 28, 1997, reporting the Company's acquisition of Dixieland Forest Products, Inc. This report amended the January
22, 1997 8-K to include financial statements.

      (4) A report on Form 8-K was filed by the company on March 3, 1997, reporting the sale of common shares for the completion of the purchase of Dixieland Forest Products, Inc.

      (5) A report on Form 8-K was filed by the company on October 17, 1997, reporting the appointment of a new CEO and directors, the resignation of current officers and the change of address of registrant.

      (6) A report on Form 8-K was filed by the company on February 9, 1998 reporting an new director, change of address of the registrant, receipt of a notice of default from Randy Pope, President of Dixieland Forest Products, Inc. and resignation of a director of the Company.

      (7) A report on Form 8-K was filed by the company on August 7, 1998 reporting the sale of common stock.

      (8) A report on Form 8-K was filed by the company on September 17, 1998 reporting the appointment of a director, change in registrant's certifying accountant, and resignation of a director.

      (9) A report on Form 8-K was filed by the Company on November 9, 1998 reporting the new address of principal executive offices.

      (10) A report on form 8-K was filed by the Company on November 12, 1998 reporting that Mr. Robert Kliaman, CA, CPA (Massachusetts) was joining Mrs. Sylvie Monette-Houle as auditor of the Company.




          Independent Auditor's Report


Board of Directors
Forestry International, Inc.

We have audited the accompanying balance sheet of Forestry International, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity (deficit) , and cash flows for year ended December 31, 1997. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the prior year were examined by other auditors, an unqualified independent auditors' report was issued June 18, 1997.

Except as discussed on the following paragraphs, We conducted our audit in accordance with United States' generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

On the advise of counsel, management of the Company strongly disagreed with the conditions required by Dixieland Forest Products, Inc. to perform an audit of their books, as it would jeopardize its legal position for all legitimate claims against Dixieland. As a result, and in the absence of Dixieland Forest Products, Inc. financial statements, we have been unable to obtain sufficient audit evidence to form an opinion with respect to the allocation of the reduction of the investment in Dixieland Forest Products, Inc. between loss from operations of discontinued operations and loss on DFP investment.

Because there was a change of management during the current year, we were unable to determine whether any adjustments might be necessary to reduce long term debt, consulting fees in the amount of $160,000 included in general and administrative expenses, net loss, and accumulated deficit.

In our opinion, except for the effects of adjustments if any, which we might have determined to be necessary had we been able to examine the opening long term debt and the consulting fees as described in the preceding paragraphs, the financial statements referred to above present fairly, in all material respects the financial position of Forestry International, Inc. as of December 31, 1997,and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.


/s/ Sylvie Monette-Houle, CA
Calgary, Alberta
Canada
November 12, 1998

/s/ Robert Kliaman, CA, CPA (Massachusetts)
Toronto, Ontario
Canada
November 12, 1998








          Forestry International, Inc.
                  Balance Sheet
      December 31, 1997 and December 31, 1996
                                        1997           1996
                                                  (Consolidated)
                                                   (Verified by
Assets                                           previous auditors)

Current Assets:
Cash and Cash Equivalents (Note 2)    $2,772         $855,436
Notes and Accounts Receivable
Net of Allowance                           -           399,510
Accrued Interest                           -             1,336
Equipment held for sale               60,175           129,496
Inventory                                  -           498,453
Prepaid Expenses and Deposits              -            27,402
Due from Related Party                     -            10,763
     Total Current Assets             62,947         1,922,396

Investment-Forestry Development Costs      -           883,131
Notes Receivable-Long Term                 -           404,102
Property and Equipment (Note 2)
Land                                       -           907,423
Building and Nursery Facilities            -           262,093
Machinery and Equipment                    -           264,707
Office Equipment                       6,000            54,445
Computers and Software                 6,000            22,374
Vehicles                                   -           162,323
                                      12,000         1,673,365
Less Accumulated Depreciation          8,000           114,572
     Net Property and Equipment        4,000         1,558,793
Other Assets:
Intangible Assets                          -         2,108,835
Cash Surrender Value, Life Insurance       -             4,450
Organizational Expense, Net of $ - , $8,067
Accumulated Amortization                   -             2,016
Deferred Income Tax Benefit, Net of
$1,513,000 and $1,263,000 Valuation Allowance
(Note 9)                                   -                 -
Total Other Assets                         -         2,115,301

Total Assets                        $ 66,947       $ 6,883,723

        (See Accompanying Notes to Financial Statements)
                   Forestry International, Inc.
                       Balance Sheet
            December 31, 1997 and December 31, 1996


                                        1997        1996
                                              (Consolidated
                                              (Verified by
                                             previous auditors)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Current portion of Long Term Debt   $     -         $494,218
(Note 7)
Notes Payable                             -          511,554
Accounts Payable                    109,779          356,880
Accrued Payroll and Other Expenses  118,158          230,998
Income Tax Payable (Note 9)          40,908          252,420
Due to Related Parties (Note 8)       9,895           13,500
                                   _________        _________
  Total Current Liabilities         278,740        1,859,570

Long Term Debt - Unrelated        1,052,127        2,902,092
(Note 7)

Contingency (Note 11)

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001 Per
Share, Authorized 10,000,000 Shares             -              -
Common Stock, Par Value $.0001 Per
Share, Authorized 100,000,000 Shares:
Issued and Outstanding 15,417,833 Shares    1,542          1,560
Capital in Excess of Par Value          6,941,327       6,844,571
Accumulated deficit                    (8,206,789)     (4,724,070)

 Total Stockholders' Equity            (1,263,920)      2,122,061

Total Liabilities and
Stockholders' Equity                      $66,947      $6,883,723

        (See Accompanying Notes to Financial Statements)




                       Forestry International, Inc.
                         Statement of Operations
                                   Year Ended          Nine Months
                                December 31, 1997  Ended March 31, 1996
                                                    (Consolidated)
                                                   (Verified by
                                                   previous auditors)
Operating Revenue                      $9,375           $215,786
Cost of Sales                           6,467            128,658

Gross Margin                            2,908             87,128
Operating Expenses:
General & Administrative              598,710            608,670
Impairment Loss on Long Lived Assets        -             147,609

Total Operating Expenses              598,710             756,279

Operating Loss                       (595,802)            (669,151)

Other Income (Expense):
Interest and Dividends                 11,702                6,626
Interest Expense                     (183,789)            (231,608)
Finance Cost                                -              (27,709)
Loss on Sale of Land                        -              (27,220)
Loss on Seedling Spoilage                   -              (36,111)
Gain on Settlement of debt              95,009                   -
Loss on DFP Investment
  (Notes 4 and 6)                   (1,519,375)                  -
Total Other Income and Exp          (1,596,453)           (316,022)

Loss Before Income Taxes
and Discontinued Operations         (2,192,255)           (985,173)
Income Tax Benefit                           -              94,586
Equity in Loss of F I Philippines, Inc.      -              (1,000)
Loss from operations of
Discontinued Operations (Note 6)      (475,546)                  -
Loss on disposal of
Segment Assets (Note 6)               (814,918)                  -
Net Loss                            (3,482,719)          ($891,587)
Net Loss per Common Share               ($0.22)             ($0.08)
Weighted Average Number
of Common Shares                    15,599,517          11,854,489

          (See Accompanying Notes to Financial Statements)


                               Forestry International, Inc.
                      Statement of Stockholder's Equity (Deficit)
                         For the year ended December 31, 1997

                 Common Stock          Paid in
                                      Capital in                        Net
                Number        Par      Excess of      Accumulated  Stockholders
              of Shares     Value      Par Value        Deficit       Equity


Balances at
March 31, 1996 9,205,699      921      3,550,953      (3,832,483)    (280,609)

Issuance of
Common Stock
for Cash       2,101,583      210      1,469,290             -      1,469,500

Issuance of
Common Stock
for debt payments
in lieu
of Cash        3,072,235      307        946,949             -        947,257

Issuance of
Common Stock
for Services     120,000       12         89,988              -        90,000

Issuance of
Common Stock
for Interest      50,000        5         37,495              -        37,500

Issuance of
Common Stock
for Acquisition
of DFP, Inc.   1,050,000      105        749,895              -       750,000

Net Loss            -           -             -          (891,587)   (891,587)

Balances at
Dec. 31, 1996  15,599,517     1,560     6,844,571      (4,724,070)  2,122,061

Issuance of
Common Stock
for Cash         440,000         44       96,756             -         96,800

Cancellation of
Common Stock  (1,200,000)      (120)        -                 -          (120)

Issuance of
Common Stock
for Services     578,316         58         -                 -            58

Net Loss               -          -         -           (3,482,719)(3,482,719)

Balances at
Dec. 31, 1997  15,417,833     1,542     6,941,327       (8,206,789)(1,263,920)


                    (See Accompanying Notes to Financial Statements)

                    Forestry International, Inc.
                      Statement of Cash Flows
Year Ended December 31,1997 and Nine Month Period ended March 31, 1996
                                             1997                  1996
                                                              (Consolidated)
                                                            (Verified by
                                                             previous auditors)
Cash Flows from Operating Activities:
Net Loss                                 ($3,482,719)            ($891,587)
Adjustments to Reconcile Net Loss
Amortization & Depreciation                   85,524                47,109
Amortization of Note Receivable Discount     (10,000)                    -
Common Stock issued for Interest                   -                37,500
Loss on Impairment Long Lived Assets               -               147,609
Loss (Gain) on Sale of Ppty & Equip                -                27,220
Loss on investment on Dixieland Forest
Products, Inc.                             1,519,375                     -
Loss from operations of Discontinued
Operations                                   475,546                     -
Loss on disposal of segment assets           814,918                     -
(Increase) Decrease in:
Notes and Accounts Receivable                 30,461                (7,735)
Accrued Interest Receivable                        -                (1,336)
Inventory                                          -               (40,606)
Prepaid Expenses and Deposits                  3,698                50,995
Due from Related Party                             -               (10,763)
Other Assets                                       -                (4,450)

Increase (Decrease) in:
Accounts Pay.And Accrued Expenses           (168,426)              331,198
Income Tax Payable                          (211,512)             (129,823)

Net Cash Used by Oper. Activities           (943,135)             (444,669)

Cash Flows from (Applied to) Investing Activities:
Notes Receivable, Net                              -                (1,993)
Purchase of Business, net of cash required         -              (692,772)
Purchase of Property And Equipment            (3,110)              (26,984)
Proceeds from Loss of DFP                    141,251                     -
Proceeds from Sale of
Property & Equipment                       1,174,235               137,123
Proceeds from Sale of
Forestry Development Costs                   131,160                     -
Increase in Forestry Devel. Costs             (6,390)              (11,154)
Deferred Acquisition Cost                          -               306,139

Increase in Long-Term Investment             (88,187)                    -

Net Cash Used by Investing Activities:     1,348,959              (289,641)

Cash Flows From (Applied to)
 Financing Activities:
Repayment of Note Payable                     (2,090)                    -
Increase in Long-Term Debt                   319,647                     -
Repayment of Long-Term Debt               (1,669,390)             (172,174)
Net (Decrease) In Related Party Debt          (3,455)             (113,550)
Issuance of Common Stock                      96,800             1,559,500
Issuance of Notes Payable                          -               315,970
Net Cash Applied to
Financing Activities                      (1,258,488)            1,589,746

Net Increase (Decrease) in Cash             (852,664)              855,436
Cash, Beginning of period                    855,436               000,000

Cash, End of Period                          $ 2,772             $ 855,436


                                               1997                1996
Supplemental Disclosure of
Cash Flow Information:

Cash Paid for Interest                     $       -              $ 117,557
Cash Paid for Income Tax                     160,000                 43,772

Supplemental Schedule of
Noncash Investing:

Note payable relating to
disposal of Dickson Plantation               927,500                      -

Note payable relating to
loss of DFP, Inc. investment                 614,390

Intercompany advances receivable
relating to loss of DFP, Inc. Investment     441,915                      -

Common Stock issued for
purchase of DFP, Inc.                              -                750,000
Common Stock issued for
debt payments                                      -                947,257

Disposal of business - Dickson Plantation:

Total assets disposed on sale
of Dickson Plantation                      1,245,040                      -
Total debt reduced on sale
of Dickson Plantation                      1,171,641                      -

Disposal of Business DFP, Inc.:
Working capital other than cash             (839,562)                     -
Advances receivable                         (441,915)                     -
Equipment                                   (225,240)                     -
Cash Surrender Value                          (4,450)                     -
Long-term debt                             1,650,771                      -
Note payable                                 508,419                      -
Goodwill                                  (2,167,398)                     -
                                          (1,519,375)                     -

        Purchase of business, net of cash acquired:
Working capital other than cash                    -                 89,804
Long-term notes receivable                         -               (402,109)
Equipment                                          -               (225,240)
Goodwill                                           -             (2,108,835)
Long-term debt                                     -              1,203,608
Common Stock issued                                -                750,000
                                                   -               (692,772)

                   (See Accompanying Notes to Financial Statement)























           FORESTRY INTERNATIONAL, INC
          Notes to Financial Statements
                December 31, 1997


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

On January 2, 1993, the stockholders approved a name change to Forestry International, Inc. (The "Company").

On March 1, 1993, the Company acquired the exclusive right to the use of clonal research and development pertaining to the paulownia tree, a hardwood species developed by BioTech Plants Pty, Ltd. At that time the Company planted, grew, developed and marketed this rapid growing hardwood tree on a global basis.

The Company was in its development stage until December 16, 1996 when it acquired Dixieland Forest Products, Inc ("DFP"), a Mississippi corporation. DFP, a wholly owned subsidiary, supplied timber to pulp, paper, and lumber mills and provided landowner assistance with replanting, thinning, and timber transportation.

On November 12, 1997 the Company loss control of Dixieland Forest
Products, Inc. through a unilateral decision of Mr. Randy Pope that was not recognized by Forestry.

In May 1998 the Company has also discontinued the operations of planting, developing and marketing Paulownia trees.

The Company has restructured its operations for the primary purpose of seeking selected acquisitions with a number of entities primarily in the forest products industry.


(2) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

    (b) Long-Term Investment in an Unconsolidated Subsidiary

    As of November 12, 1997 the Company lost control of its investment in Dixieland Forest Products, Inc. The results from operations of DFP had been consolidated with the results of the Company from January 1, 1997 to November 12, 1997.

Because of its inability to influence Dixieland's financial and operating policies, the Company must discontinue using the consolidation and equity method of accounting. As of November 12, 1997 the investment is accounted under the cost method. This cost is determined by the total equity pick-up to that date.

     (c) Property and Equipment

Property and equipment are stated at cost. Property and equipment of the Company are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be five to seven years for equipment.

     (d) Income Taxes

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

     (e) Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding. Outstanding stock options are non-dilutive as of December 31, 1997.

     (f) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

(3)   Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's business plan calls for the use of banks, investment and merchant bankers, and venture capital firms to provide capital to acquire future investments.

Since the Company lost control of Dixieland, it has lost substantially all of the assets of the Company. In order to meet its liability requirements, management has proceeded to dispose of certain assets and substantially reduce and delay expentitures. It is likely that management's plans for dealing with such adverse circumstances can be implemented for the duration of the fiscal year ending December 31, 1998.

(4)     Dixieland Forest Products, Inc. (DFP) Investment

On December 1, 1995, a share purchase agreement was made for Forestry International, Inc. to acquire Dixieland Forest Products, Inc.

On December 5, 1995 Forestry received, from a shareholder, an amount of $250,000 to apply in whole as the first installment payment for the Dixieland acquisition. Of this amount $200,000 was paid to Randy Pope.

In November of 1996, the parties restructured the terms of the proposed acquisition and agreed upon a final completion date of December 16, 1996. The purchase price for Dixieland was paid and delivered to Randy Pope, the seller, as follows: (i) on December 16th $400,000 cash; (ii) on January 3, 1997, 250,000 restricted common shares of the Company; (iii) on January 3, 1997, 400,000 freely tradable common shares of the Company; and, (iv) $750,000 in the form of a Promissory Note, the said Note bearing interest at the rate of 7% per annum, with payments of principal and interest to be made quarterly for a term of ten years. The Company also had an obligation to relieve Mr. Pope of personal guarantees on notes he had signed for the purchase of timber tracts and equipment that had been financed for loggers.

The terms of acquisition also required that the Company, locate a buyer for the free-trading shares referred to in (iii) above. Of those free-trading shares, 200,000 were to be purchased from Mr. Pope at $1.00 per share on or before January 16, 1997, with the balance to be purchased from Mr. Pope on or before April 1, 1997. Regarding the latter purchase, Mr. Pope had the option of accepting a price of $1.25 per share, or $1.00 per share. Upon exercising the latter option, Mr. Pope would receive an additional 50,000 restricted common shares. This obligation was fulfilled by Forestry and Mr. Pope received $400,000 cash, less commission, and 50,000 restricted common shares as per the agreement.

Mr. Pope entered into an employment contract with Dixieland for an annual gross base salary of $100,000 plus benefits and "bonus payments" based upon defined operating results. He was paid $83,333.30. in salary for the first ten months. The Company paid rent on the three facilities to Mr. Pope $8,333 per month from January to November 1997 for a total amount of $83,333.

On November 12, 1997, Mr. Pope unilaterally decided to take back Dixieland Forest Products, Inc.'s common shares based on an alleged default of Forestry to obtain the release of his personal guarantees of indebtedness.

On February 26, 1998 Forestry proposed an all cash offer of $ 320,211 to Mr. Pope in addition to the $1,000,000 cash that he had previously received.
On March 20, 1998 Forestry received a counter proposal from Mr. Pope.
This counter offer, a minimum of $900,000 cash, was rejected as unrealistic according to the economic equivalent and relative performance to be received.

Due to indeterminable future benefits of this investment, its value is written down to nil. In addition related intercompany advances receivable of $441,915 and a note payable balance of $614,390 has been eliminated.

(5)     Fair Value of Financial Instruments

The fair values of cash and cash equivalents, notes and accounts receivable, notes payable and accounts payable approximate cost because of the short-term maturity of these financial instruments. Long-term notes receivable, notes payable and most long-term debt including current maturities are at variable rates tied to the prime rate and therefore carrying values approximate fair values. The estimated fair values of the Company's financial instruments are as follows:






                         December 1997                   December 1996
                     Carrying          Fair        Carrying          Fair
                      Amount          Value         Amount          Value
Financial assets:
   Cash and cash
    equivalents       $2,772         $2,772        $855,436        $855,436
   Notes and accounts
    receivable             0              0         399,509        399,509
   Long term notes
    receivable             0              0         404,102        404,102

Financial Liabilities:
   Notes Payable           0              0         511,554        511,554
   Accounts Payable  109,717        109,717         356,880        356,880
   Long term debt
    Incl Maturities1,052,127      1,052,127       2,904,204      2,904,204

(6)     Discontinued Operations

On March 31, 1997, the Company sold its Dickson Plantation. The sale price of $1,234,318 resulted in a loss of $158,331 of which $147,609 was recognized as an impairment loss on long-lived assets at December 31, 1996 and $10,722 is recognized as a loss from disposal of segment assets at December 31, 1997. Total assets of $1,245,040 and total debts of $1,171,641 were disposed.

On May 5, 1998, the Company sold all greenhouses, all associated supplies and equipment, and all Paulownia trees located on the Dickson Plantation.
The sale price of $42,000 will result in a loss of $734,361 which has been recognized as a loss from disposal of segment assets. Other assets relating to the operation of the plantation have been sold. The sales price of those assets of $90,490 has resulted in a loss of $33,841 which has been recognized as a loss from disposal of segment assets.

Due to the discontinued operations the value of certain long-lived assets has been reduced to its net realizable value, thus has resulted in a loss of $35,994 which has also been recognized as a loss from disposal of segment assets.

Loss from operations of discontinued operations represent the losses of Dixieland Forest Products, Inc. from January 1, 1997 to November 12, 1997.

The following represents the Loss on DFP investment:



Total Cost of Investment
as of December 16, 1996                      $2,109,604

DFP loss from December 16, 1996
to December 31, 1996                               (769)
                                              2,108,835

Additional Cost relating to Acquisition          88,186

DFP loss from January 1, 1997
to November 12, 1997                           (475,546)

Amortization of Goodwill                        (39,624)
Amortization of Note Discount                    10,000

Investment November 12, 1997
according to the equity method
of accounting                                 1,691,851

Elimination of intercompany advances
receivables and note payable on
November 12, 1997.                             (172,476)

Loss on DFP investment                       $1,519,375

(7)     Long Term Debt

A summary of unrelated long-term debt follows:

                                        Dec 31, 1997         Dec 31, 1996
                                                            (Consolidated)
                                                             (Verified by
                                                           previous auditors)
                                     -----------------      -------------------
Note payable to unrelated party,
12% interest bearing; convertible
into common shares;  principal
and interest due April 1, 1999.            $1,052,127           $754,480

Note payable to unrelated party,
8% interest  bearing; interest
payments are due quarterly
through March 1, 1999 at which time
the total principal balance becomes
due; secured by Georgia plantation
and buildings.                               927,500

Notes payable to Deposit Guaranty
National bank, 9% to 10% interest
bearing, due in monthly to quarterly
payments of principal and interest
due 1997 to 1999 secured by various
pieces of equipment and timber.              278,506

Notes payable to Bank Plus, 7.05% -
10.25% interest bearing, due at maturity
or quarterly to 12-1-99; secured by
equipment, timber and  a shareholder's
personal certificate of deposit.             146,593

Notes payable to various credit
companies, 8 1/2 % -10 1/2 % interest
bearing due in monthly payments of
principal and interest to 7-31-99;
secured by various pieces of equipment
and vehicles.                                569,341

Note payable to seller of DFP, 7%
interest bearing, due in quarterly
payments of $26,763 principal
and interest at 1-1-07                                            668,835

Other equipment notes                         42,153

Capital lease for machinery and
equipment costing $10,790 and
accumulated depreciation of  $1,285
as December 31, 1996.                          8,902
                                           --------------   --------------
                                          $1,052,127           $3,396,310
            Less current maturities                          -    494,218
                                          ---------------   --------------
                                          $1,052,127           $2,902,092
                                          ===========         ============

Maturities of long-term debt for the next five years as of December 31, 1997 are as follows:

      1997
      1998
      1999                 $1,052,127
      2000
      2001
Thereafter
                         -------------
                           $1,052,127

New management disputes the validity or existence of this debt. In that regard, the Company has initiated litigation to have the debt declared invalid and is otherwise seeking to have the debt determined invalid.

(8)     Due to Related Parties

As of December 31 , 1997, the Company owed $9,895 to an officer of the Company for loans made up to December 31, 1997.

(9)     Income Taxes

At December 31, 1997 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,838,000 and $2,485,000 respectively. The federal loss is from operations of which $592,000 relates to the year ended December 31, 1997, $761,000 relates to the nine month period ended December 31, 1996 and $2,485,000 relates to the year ended March 31, 1996 and will expire after December 31, 2012, December 31, 2011 and March 31, 2011 respectively. The state loss is also from operations of which $318,000 relates to the year ended March 31, 1995, $1,225,000 relates to the year ended March 31, 1996, $350,000 relates to nine month period ended December 31, 1996,and $592,000 relates to the year ended December 31, 1997, the state loss carryovers will expire in the following years:

                    2000       $  318,000
                    2001          954,000
                    2002          271,000
                    2011          270,000
                    2012           80,000
                    2013          592,000
                              -------------
                               $2,485,000

Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $1,513,000 at December 31, 1997 and $1,263,000 at December 31, 1996.
Realization of this tax benefit depends upon the Company's future revenue from acquisitions.

A loss limitation applies if there is an acquisition of control of the Company. Generally the amount of net operating loss carryforwards would be limited to the value of the Company when control changed times the long-term tax-exempt rate.

At December 31, 1997, the Company also had net capital loss carryforwards for federal and state income taxes payable of approximately $1,500,000. Capital losses are deductible only to the extent of capital gains for a period of five years and may not offset operating income. The tax benefit will be reflected when realized.

Management is unable to predict whether future revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore a valuation allowance of $1,513,000 and $1,263,000 has been provided at December 31, 1997 and December 31, 1996 respectively to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilize the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

Significant components of the provision for income taxes for the year ended December 31, 1997 and the nine months ended December 31, 1996 are as follows:

                                     Dec 31, 1997        Dec 31, 1996
                                                        (Consolidated)
                                                         (Verified by
                                                       previous auditors)
                                      ------------        -----------
     Current income tax (benefit):
          Federal                 $        -              $  (94,586)
          State                            -                     -
                                      ------------        ------------
                                  $        -              $  (94,586)
                                      ============        ============
      Deferred income tax (benefit):
               Federal                $1,303,000          $1,103,000
               Less allowance         (1,303,000)         (1,103,000)
                                     ------------        ------------
                                           -                     -
                                     ------------        ------------
          States                         210,000             160,000
               Less Allowance           (210,000)           (160,000)
                                     ------------        ------------
                                           -                     -
                                     ------------        ------------
      Total deferred tax benefit  $        -             $       -

The current income tax liability consists of the following:
                                                              (Consolidated)
                                                               (Verified by
                                                             previous auditors)

                                              1997                    1996
                                       ----------------       ----------------
Balance due from year
 ended March 31, 1994:

          Federal penalties
          and interest                  $         -                 $ 160,000
          State tax                            40,908                  91,820
                                         -------------          ---------------
                                             $ 40,908             $   252,420
                                             ========              ==========

A reconciliation of the provision for income taxes to the federal statutory rate is:
                                              1997                     1996
                                       ----------------        ---------------
   Statutory federal rate                  34.0%                     34.0 %
   Change in valuation allowance             -                         -
                                       ----------------        ---------------
                                           34.0 %                    34.0%
                                         ==========                =========

(10)     Stock Options

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At December 31, 1997 there were no options exercisable or exercised.

On April 3, 1997 the Board of Directors authorized the granting of stock options to David Shorey, Chairman of the Board, CEO, CFO and Treasurer and James Gibson, Senior Vice President and Secretary to purchase up to 100,000 shares each of common stock of the Company at $1.00 per share for a period of five years. The options were granted in recognition of past services and the shares received by their exercise were subjected to Rule 144 of the Securities Act of 1933. New management canceled these options at the resignation of these individuals.

(11)     Contingency

A civil action for back-wages claims for approximately $97,000 was filed on March 19, 1998 by David L. Shorey, former President of the Company in
Arizona Superior Court against Forestry International. The Company is vigorously defending the lawsuit against it, and has several defenses and claims that Forestry believes eliminate all of David Shorey's claims. Forestry's defense is based upon the fact that there are no written documents or materials that support David Shorey's claims for compensation independant of his own assertions. Moreover, there are claims and setoffs based upon Mr. Shorey's actions while he was President, which more than offsets his claims for compensation.

To that effect, on October 2, 1998, Forestry filed a counterclaim against Mr. David Shorey based on the alleged conversion of Company property to his own use, and also a second claim contending a breach of fiduciary duty as an officer and director of Forestry International, Inc. The latter claim stipulates that Mr. Shorey substituted a promissory note to allow the conversion of that debt into a recourse debt convertible into Forestry common shares without any consideration to the Company.

Although final resolution of this matter may not occur until 1999 or thereafter. The occurrence of the future judgement is not determinable. As of December 31, 1997 the Company has accrued salaries payable to Mr. David Shorey in the amount of $ 59,774.


           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Forestry International, Inc.
----------------------------------
(Registrant)

By: /s/ Louis R. Turp, President
----------------------------------
(Signature and Title)

October 22, 1998
----------------------------------
Date



November 11, 1998


Mr. Louis R. Turp
Forestry International, Inc.
1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada   J4B 7M6


Dear Louis,

I Hereby consent to the use of my name as joint auditor in the Annual Reoprt pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 filed by Forestry International, Inc. on Form 10-KSB.


/s/
Sylvie Monette-Houle
November 12, 1998

Calgary, Alberta
Canada




November 12, 1998


Mr. Louis R. Turp
Forestry International, Inc.
1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada   J4B 7M6


Dear Louis,

I hereby consent to the use of my name as joint auditor in the Annual Report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 filed by Forestry International, Inc. on Form 10-KSB.


/s/
Robert Kliaman, CA, CPA, (Mass)
November 12, 1998

Montreal, Quebec
Canada