Form 10QSB
period 1998-03-31
FORESTRY INTERNATIONAL INC
filed 1998-11-12
CIK 918411

Form 10-QSB
         QUARTERLY OR TRANSITION REPORT
            UNDER SECTION 13 OR 15(d)

    (As last amended by 34-2231, eff. 6/3/93)

                  UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended      March 31, 1998

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

1205, Ampere Street, Ste 206, Boucherville, (QC)        J4B 7M6
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number (514) 495-7747

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

                  As of March 31, 1998, registrant had one class of commons stock, of which 15,417,833 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)


























         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






      [This page intentionally left blank.]

































          Forestry International, Inc.
                  Balance Sheet
                    March 31
                                                      1998            1997
                                                                  Consolidated
                                                   (Unaudited)     (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                     $        190          $ 493,679
Notes and Accounts Receivable
 Net of Allowance                                        -            353,696
Equipment held for sale                             57,375            123,446
Inventory                                                -            984,945
Prepaid Expenses and Deposits                            -             34,069

                 Total Current Assets               57,565          1,989,835

Investment - Forestry Development Costs                  -            758,854

Notes Receivable - Long Term                             -            418,234

Property and Equipment
Building and Nursery Facilities                          -             40,000
Machinery and Equipment                                  -            264,707
Office Equipment                                     6,000             54,831
Computers and Software                               6,000             25,098
Vehicles                                                 -            185,973

       Less Accumulated Depreciation                 8,250            128,653

             Net Property and Equipment              3,750            441,956

Other Assets:
Goodwill                                                 -          2,095,654
Deferred Income Tax Benefit
  Net of Valuation Allowance of
  $1,647,274 and $1,334,000                              -                  -
Other Assets                                             -             10,271

            Total Other Assets                           -          2,105,925

Total Assets                                     $  61,315        $ 5,714,804

(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
                  Balance Sheet
                    March 31

                                                    1998              1997
                                                                  Consolidated
                                                 (Unaudited)      (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Notes Payable                                 $           -       $ 1,200,620
Accounts Payable                                    109,563           148,840
Accrued Payroll and Other Expenses                  124,329           230,901
Income Tax Payable                                   40,308            63,413
Due to Related Party                                 34,593                 -

    Total Current Liabilities                       308,793         1,643,774

Long Term Debt - Unrelated                        1,052,127         2,376,000

Contingency

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares
Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 15,417,833 Shares                         1,542             1,560

Additional Paid in Capital                        6,941,327         6,844,571

Retained Earnings                                (8,242,474)       (5,151,101)

    Total Stockholders' Equity                   (1,299,605)        1,695,030

Total Liabilities and Stockholders' Equity      $    61,315       $ 5,714,804



(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

                                               Three Months Ended March 31
                                                1998                 1997
                                                                 Consolidated
                                            (Unaudited)           (Unaudited)

Operating Revenue                                    -            $ 1,142,141
Cost of Sales                                        -              1,090,775

Gross Margin                                         -                 51,366

Operating Expenses:
General & Administrative                        35,685                490,635

Operating Loss                                ( 35,685)              (439,269)

Other Income (Expense):
Interest and Dividends                               -                  3,747
Gain on Brandon Settlement                           -                 95,009
Interest Expense                                     -                (82,801)
Loss on Sale of Asset                                -                 (8,065)
Other                                                -                  4,348

Total Other Income and Exp                           -                 12,238

Loss Before Income Taxes                       (35,685)              (427,031)

Income Tax (Benefit)                                 -                      -

Net Loss                                      ($35,685)             ($427,031)


Retained Earnings, Beginning               ($8,206,789)
Retained Earnings, Ending                  ($8,242,474)

Net Loss per Common Share                      ($0.002)               ($0.027)

Weighted Average Number
of Common Shares                            15,417,833             15,599,517

(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
              Statement of Cash Flows
                                               Three Months Ended March 31
                                               1998                   1997
                                                                  Consolidated
                                            (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
Net                                          ($ 35,685)            ($ 427,031)
Adjustments to Reconcile Net Loss
Amortization & Depreciation                        250                 46,059
Common Stock issued for services                     -                      -
Gain on Brandon Settlement                           -                 95,009
Loss (Gain) on Sale of
  Property & Equipment                               -                 (8,065)
(Increase) Decrease in:
Notes and Accounts Receivable                        -                 57,909
Inventory                                            -               (486,492)
Prepaid Expenses and Deposits                        -                 (6,667)
Other Assets                                         -                  1,742
Increase (Decrease) in:
Accounts Pay.and Accrued E                       5,955               (303,145)
Due to Related Parties                          24,698                      -
Income Tax Payable                                (600)              (189,007)
Net Cash Used by Oper. Activities             ($ 5,382)          ($ 1,219,688)

Cash Flows from (Applied to) Investing Activities:
Notes Receivable, Net                                -                (14,129)
Purchase of Prop. And Equipment                                       (26,760)
Proceeds from Sale of
  Property and Equipment                         2,800              1,243,564
Net Cash Used by Investing Activities:         $ 2,800            $ 1,202,675

Cash Flows From (Applied to) Financing Activities:
Issuance of Notes Payable                            -              $ 868,702
Repayment of Debt                                    -             (1,213,446)
Net Cash Provided by
  Financing Activitie                                -             ($ 344,744)

Net Increase (Decrease) in Cash               ($ 2,582)              (361,757)
Cash, Beginning of period                        2,772                855,436
Cash, End of Period                              $ 190              $ 493,679
 (See Accompanying Notes to Financial Statement)

          FORESTRY INTERNATIONAL, INC.
          Notes to Financial Statements
                 March 31, 1998

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company s 1997 Annual Report on Form 10-KSB.
The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of March 31, 1998.


(3)     Liquidity

The Company s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($1,299,605) at the quarter ended March 31, 1998. The company generated no operating revenue for the three months ended
March 31, 1998. See item 2 Management's Plan of Operation.

(4)    Sale of Segment Assets

On May 5, 1998, the Company sold all greenhoused, all associated supplies and equipment, and all Paulownia trees located on the Dickson Plantation. The sale price of $42,000 will result in a loss of $734,361 which has been recognized as a loss from disposal of segment assets at December 31, 1997.


          FORESTRY INTERNATIONAL, INC.
          Notes to Financial Statements
                 March 31, 1998

On June 6, 1998, the Company sold the irrigation system that will result in a loss of approximately $10,416 which has been recognized as a loss from disposal of segment assets at December 31, 1997.

(5)   Operating Lease

The Company pays a total of $425.00 per month for its operating office in Meridian, Mississippi.

(6)    Concentrations

On March 31, 1998 cash in bank account did not exceed federally insured limits.

(7)     Contingency

A civil action for back-wages claims for approximately $97,000 was filed on March 19, 1998 by David L. Shorey former President of the Company in
Arizona Superior Court against Forestry International. The Company is vigorously defending the lawsuit against it, and has several defenses and claims that Forestry believes eliminate all of David Shorey's claims. Forestry's defense is based upon the fact that there are no written documents or materials that support David Shorey's claims for compensation independent of his own assertions. Moreover, there are claims and setoffs based upon Mr. Shorey's actions while he was President, which more than offsets his claims for compensation.

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

Although final resolution of this matter may not occur until 1999 or thereafter, the occurrence of the future judgement is not determinable. As of December 31, 1997 the Company has accrued salaries payable to Mr. David Shorey in the amount of $59,774.

No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceeding paragraphs.

(8)       Subsequent Events

On May 1, 1998, Forestry International and a fully integrated timber company agreed on a letter of intent for the acquisition of that company with the purchase of all assets and the assumption of all liabilities.


ITEM 2.  MANAGEMENT S PLAN OF OPERATION.

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

The Company, as of December 31,1997 had net operation loss carryforwards for federal and state income tax purposes of approximately $3,838,000 and $2,485,000 respectively. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses which may, in the opinion of its Board of Directors and Principal Consultant, warrant the Company's involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Forest Products Industry but will not restrict its search to that industry. Forestry may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business whatesoever which may, in the opinion of management, meet the business objectives discussed herein.

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

By: /s/ Louis R. Turp, President
 (Signature and Title)

November 12, 1998
Date