Form 10QSB
period 1998-06-30
FORESTRY INTERNATIONAL INC
filed 1998-11-12
CIK 918411

Form 10-QSB
         QUARTERLY OR TRANSITION REPORT
            UNDER SECTION 13 OR 15(d)

    (As last amended by 34-2231, eff. 6/3/93)

                  UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 June 30, 1998

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

                  As of June 30, 1998, registrant had one class of commons stock, of which 15,417,833 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)



























         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






      [This page intentionally left blank.]

































          Forestry International, Inc.
                  Balance Sheet
                     June 30
                                                1998                  1997
                                                                  Consolidated
                                            (Unaudited)         (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                     $       748           $ 228,702
Notes and Accounts Receivable
Net of Allowance                                        -             305,661
Equipment held for sale                            17,675             209,564
Inventory                                               -           1,209,465
Prepaid Expenses and Deposits                           -              30,385

   Total Current Assets                            18,423           1,983,777

Investment - Forestry Development Costs                 -             758,884

Notes Receivable - Long Term                            -             368,818

Property and Equipment
Building and Nursery Facilities                         -              40,000
Machinery and Equipment                                 -             211,055
Office Equipment                                    6,000              55,643
Computers and Software                              6,000              25,098
Vehicles                                                -             158,761

       Less Accumulated Depreciation                8,500             137,050

     Net Property and Equipment                     3,500             353,507

Other Assets:
Goodwill                                                -           2,092,432
Deferred Income Tax Benefit
Net of Valuation Allowance of
  $1,656,043 and $1,334,000                             -                   -
Other Assets                                            -              10,105

            Total Other Assets                          -           2,102,537

Total Assets                                     $ 21,923         $ 5,567,523

(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
                  Balance Sheet
                     June 30

                                                    1998              1997
                                                                  Consolidated
                                                (Unaudited)       (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Notes Payable                                $           -        $ 2,269,255
Accounts Payable                                   110,152            236,576
Accrued Payroll and Other Expenses                 132,829            175,421
Income Tax Payable                                  40,308             40,803
Due to Related Party                                15,101                  -

    Total Current Liabilities                      298,390          2,722,055

Long Term Debt - Unrelated                       1,052,127          1,798,741

Contingency

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares
Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 15,417,833 Shares                        1,556              1,560

Additional Paid in Capital                       6,948,313          6,844,571

Retained Earnings                               (8,278,463)        (5,799,404)

    Total Stockholders' Equity                  (1,328,594)         1,046,727

Total Liabilities and Stockholders' Equity     $    21,923        $ 5,567,523



(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

                       Three Months Ended June 30    Six Months Ended June 30
                              1998       1997          1998          1997
                                     Consolidated                Consolidated
                         (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)


Operating Revenue         $       -   $ 1,847,374     $      -    $ 2,989,515

Cost of Sales                     -     1,717,423            -      2,808,198
                           _________    __________    _________      _________
     Gross Margin                 -       129,951            -        181,317


Operating Expenses:

Gen. & Administrative         35,988       598,724       71,674     1,089,359
                            _________     _________    _________     _________
Operating Loss               (35,988)     (468,773)     (71,674)     (908,042)
                            _________     _________    _________     _________

Other Income (Expense):

Interest and Dividends             -        19,300            -        23,047
Gain on Brandon Settlement         -             -            -        95,009
Interest Expense                   -      (137,607)           -      (220,408)
Loss on Sale of Asset              -       (64,429)           -       (72,494)
Other                              -         3,206            -         7,554
                            _________     _________    _________     _________

Total Other Income and Exp         -      (179,530)     (71,674)     (167,292)
                            _________     _________    _________     _________

Loss Before Income Taxes     (35,988)     (648,303)     (71,674)   (1,075,334)

Income Tax (Benefit)               -             -            -             -
                            _________     _________    _________     _________

Net Loss                   ($ 35,988)   ($ 648,303)   ($ 71,674)  ($1,075,334)
                            _________     _________    _________    _________

Retained Earnings, Beginning                       ($ 8,206,789)

Retained Earnings, Ending                          ($ 8,278,463)


Net Loss per Common Share    ($0.002)      ($0.042)    ($ 0.005)      ($0.069)


Weighted Average Number
of Common Shares          15,417,833    15,599,517   15,417,833    15,599,517




(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
             Statement of Cash Flows

                          Three Months Ended June 30  Six Months Ended June 30
                                 1998        1997       1998         1997
                                         Consolidated            Consolidated
                             (Unaudited) (Unaudited) (Unaudited)  (Unaudited)

Cash Flows from Operating Activities:
Net Loss                     ($ 35,988)  ($ 648,303)  ($ 71,673)  ($1,075,334)

Adjustments to Reconcile Net Loss
Amortization & Depreciation        250       43,566         500        89,625
Gain on Brandon Settlement           -            -           -        95,009
Loss (Gain) on Sale of
  Property &  Equipment              -       64,429           -        56,364
(Increase) Decrease in:
 Notes and Accounts Rec              -       48,035           -       105,944
 Inventory                           -     (224,520)          -      (711,012)
 Prepaid Expenses and
 Deposits                            -       (3,684)          -       (10,351)
 Other Assets                        -      (96,455)          -       (94,713)
Increase (Decrease) in:
 Acc Pay And Accrued Exp         9,089       32,256      15,044      (270,889)
 Due to Related Parties        (19,493)           -       5,205             -
 Income Tax Payable                  -      (22,610)       (600)     (211,617)

Net Cash Used by Oper.
 Activities                    (46,142)    (807,286)    (51,524)   (2,026,974)

Cash Flows from (Applied to)
  Investing Activities:
Notes Receivable, Net                -       49,416           -        35,287
Purchase of Prop. And Equip.         -      (10,812)          -       (37,572)
Proceeds from Sale of
Property and Equipment          39,700       12,360      42,500     1,255,924
Increase in Forestry
  Development. Costs                 -          (30)          -           (30)

Net Cash Used by Investing
  Activities                     39,700       50,934     42,500     1,253,609

Cash Flows From (Applied to)
  Financing Activities:
Issuance of Common Stock         7,000             -      7,000             -
Issuance of Notes Payable            -     1,557,489          -     2,426,191
Repayment of Debt                    -    (1,066,114)         -    (2,279,560)

Net Cash Provided by
  Financing Activities           7,000       491,375      7,000       146,631

Net Increase (Decrease)
  in Cash                          558      (264,977)    (2,024)     (626,734)

Cash, Beginning of Period          190       493,679      2,772       855,436

Cash, End of Period                748       228,702        748       228,702
 (See Accompanying Notes to Financial Statement)
          FORESTRY INTERNATIONAL, INC.
          Notes to Financial Statements
                  June 30, 1998

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company s 1997 Annual Report on Form 10-KSB.
The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of June 30, 1998.


(3)     Liquidity

The Company s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($1,328,594) at the quarter ended June 30, 1998. The company generated no operating revenue for the six months ended June
30, 1998. See Item 2, Management's Plan of Operation.

(4) Sale of Segment Assets

On May 5, 1998, the Company sold all greenhouses, all associated supplies and equipment, and all Paulownia trees located on the Dickson Plantation. The sale price of $42,000 will result in a loss of $734,361 which has been recognized as a loss of segment assets at December 31, 1997.

          FORESTRY INTERNATIONAL, INC.
          Notes to Financial Statements
                  June 30, 1998

On June 6, 1998, the Company sold the irrigation system that will result in a loss of approximately $10,416 which has been recognized as a loss from disposal of segment assets at December 31, 1997.

(5)   Operating Lease

The Company pays a total of $425.00 per month for its operating office in Mississippi.

(6)    Concentrations

On June 30, 1998 cash in bank account did not exceed federally insured limits.

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


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

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

November 12, 1998
Date