Form 10QSB
period 1998-09-30
FORESTRY INTERNATIONAL INC
filed 1998-11-12
CIK 918411

Form 10-QSB
         QUARTERLY OR TRANSITION REPORT
            UNDER SECTION 13 OR 15(d)

    (As last amended by 34-2231, eff. 6/3/93)

                  UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549


(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 September 30, 1998

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

1205, Ampere Street, Ste 206, Boucherville, (QC)   J4M 7M6
(Address of principal executive offices)             (Zip Code)

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

                  As of September 30, 1998, registrant had one class of commons stock, of which 15,757,833 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)



























         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






      [This page intentionally left blank.]

































          Forestry International, Inc.
                  Balance Sheet
                  September 30
                                                  1998                 1997
                                                                  Consolidated
                                               (Unaudited)         (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                   $        834          $     7,113
Notes and Accounts Receivable
  Net of Allowance                                     -              595,961
Equipment held for sale                            1,050               13,750
Inventory                                              -              643,449
Prepaid Expenses and Deposits                          -               30,469

   Total Current Assets                            1,884            1,290,742

Investment - Forestry Development Costs                -              758,884

Notes Receivable - Long Term                           -              356,037

Property and Equipment
Building and Nursery Facilities                        -               40,000
Machinery and Equipment                                -              206,769
Office Equipment                                   6,000               55,643
Computers and Software                             6,000               29,015
Vehicles                                               -              158,761

       Less Accumulated Depreciation               8,750              165,770

             Net Property and Equipment            3,250              324,418

Other Assets:
Goodwill                                               -            2,079,210
Deferred Income Tax Benefit
Net of Valuation Allowance of
 $1,668,075 and $1,334,000                             -                    -
Other Assets                                           -                9,201

    Total Other Assets                                 -            2,088,411

Total Assets                                  $    5,134          $ 4,818,492

(See Accompanying Notes to Financial Statements)

          Forestry International, Inc.
                  Balance Sheet
                  September 30

                                                1998                 1997
                                                                Consolidated
                                             (Unaudited)         (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Notes Payable                              $           -         $    775,225
Note Payable, Related Party                            -              100,000
Accounts Payable                                 110,333              360,247
Accrued Payroll and Other Expenses               136,579              175,191
Income Tax Payable                                40,308               18,303
Due to Related Party                               6,186                    -

    Total Current Liabilities                    293,406            1,428,966

Long Term Debt - Unrelated                     1,052,127            2,580,600

Contingency

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares
Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 15,757,833 Shares                      1,586                1,560

Additional Paid in Capital                     6,966,558            6,844,571

Retained Earnings                             (8,308,542)          (6,037,205)

    Total Stockholders' Equity                (1,340,398)             808,926

Total Liabilities and Stockholders' Equity  $      5,134          $ 4,818,492

(See Accompanying Notes to Financial Statements)

          Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

             Three Months Ended September 30    Nine Months Ended September 30
                                 1998      1997         1998         1997
                                      Consolidated                Consolidated
                            (Unaudited)(Unaudited)   (Unaudited)  (Unaudited)


Operating Revenue            $      -  $ 3,879,615   $         -  $ 6,869,131

Cost of Sales                       -    3,712,553             -    6,520,752
                             _________   __________     _________    _________
     Gross Margin                   -      167,062             -      348,379


Operating Expenses:

Gen. & Administrative          30,079      407,835       101,753    1,497,194
                             _________    _________     _________    _________
Operating Loss                (30,079)    (240,773)     (101,753)  (1,148,815)
                             _________    _________     _________    _________

Other Income (Expense):

Interest and Dividends              -       16,835             -       39,882
Gain on Brandon Settlement          -            -             -       95,009
Interest Expense                    -      (82,484)            -     (302,892)
Loss on Sale of Asset               -      (25,791)            -      (98,284)
Other                               -       94,412             -      101,965
                             _________    _________     _________    _________

Total Other Income and Exp          -        2,972             -     (164,320)
                             _________    _________    __________    _________

Loss Before Income Taxes      (30,079)    (237,801)     (101,753)  (1,313,135)

Income Tax (Benefit)                -            -             -            -
                             _________    _________     _________    _________

Net Loss                    ($ 30,079)   ($ 237,801)  ($ 101,753)($ 1,313,135)
                             _________     _________    _________    _________


Retained Earnings, Beginning                        ($ 8,206,789)

Retained Earnings, Ending                           ($ 8,308,542)


Net Loss per Common Share    ($0.002)       ($0.015)    ($ 0.006)     ($0.084)


Weighted Average Number
of Common Shares          15,757,833     15,599,517   15,757,833   15,599,517



(See Accompanying Notes to Financial Statements)
          Forestry International, Inc.
             Statement of Cash Flows

                 Three Months Ended September 30  Nine Months Ended September 30
                            1998          1997          1998         1997
                                       Consolidated              Consolidated
                         (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:
Net Loss                  ($ 30,079)   ($ 237,801)   ($ 101,752)  ($1,313,135)

Adjustments to Reconcile Net Loss
Amortization & Depreciation     250        42,445           750       132,070
Gain on Brandon Settlement        -             -             -        95,009
Loss (Gain) on Sale of
  Property &  Equipment           -        (1,196)            -        55,168
(Increase) Decrease in:
 Notes and Accounts Rec.          -      (290,300)            -      (184,356)
 Inventory                        -       566,016             -      (144,996)
 Prepaid Expenses and
 Deposits                       (20)          (84)          (20)      (10,435)
 Other Assets                     -             -             -       (94,713)
Increase (Decrease) in:
 Acc Pay  And Accrued Exp     3,930       123,441        18,974      (147,448)
 Due to Related Parties      (8,915)            -        (3,710)            -
Income Tax Payable                -       (22,500)         (600)     (234,117)
Net Cash Used by Oper.
 Activities                 (34,834)      180,021       (86,358)   (1,846,953)

Cash Flows From (Applied to)
  Investing Activities:
Notes Receivable, Net             -        12,781             -        48,068
Purchase of Prop. And Equip.      -        (3,917)            -       (41,489)
Proceeds from Sale of
Property and Equipment       16,625       201,296        59,125     1,457,220
Increase in Forestry
  Development Costs               -             -             -           (30)
Net Cash Used by Investing
  Activities                 16,625       210,160        42,500      1,463,769

Cash Flows From (Applied to)
  Financing Activities:
Issuance of Common Stock     18,275             -        25,275             -
Issuance of Notes Payable         -        16,900             -     2,443,091
Repayment of Debt                 -      (729,070)            -    (3,008,630)
Net Increase (Decrease) in
  Related Party Debt              -       100,000             -       100,000
Other Items                       -           400             -           400
Net Cash Provided by
  Financing Activities       18,275      (611,770)        7,000      (465,139)

Net Increase (Decrease)
  in Cash                        66      (221,589)       (1,958)     (848,323)

Cash, Beginning of Period       748       228,702         2,772       855,436

Cash, End of Period             814         7,113           814         7,113

 (See Accompanying Notes to Financial Statement)

          FORESTRY INTERNATIONAL, INC.
          Notes to Financial Statements
               September 30, 1998

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company s 1997 Annual Report on Form 10-KSB.
The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of September 30, 1998.


(3)     Liquidity

The Company s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($1,340,398) at the quarter ended September 30, 1998. The company generated no operating revenue for the nine months ended September 30, 1998. See Item 2, Management's Plan of Operation.

(4)   Operating Lease

The Company pays a total of $425.00 per month for its operating office in Mississippi.

(5)    Concentrations

On September 30, 1998 cash in bank account did not exceed federally insured limits.

(6)     Contingency

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

Although final resolution of this matter may not occur until 1999 or thereafter, the occurrence of the future judgement is not determinable. As of December 31, 1997, the Company had accrued salaries payable to Mr. David Shorey in the amount of $59,774.

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

November ??,1998
Date