Form 10KSB
period 1998-12-31
FORESTRY INTERNATIONAL INC
filed 1999-09-10
CIK 918411

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

        For the fiscal year ended        December 31, 1998

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

1205, Ampere Street
Suite 206
Boucherville, Quebec
Canada
       J4B 7M6


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


State issuer's revenues for its most recent fiscal year     $
  0       .

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the
Exchange Act).

      As of December 31, 1998, 17,377,833 voting shares were outstanding, 15,650,763 of which were held by non-affiliates.
      On that date the bid and ask prices were $0.14 to $0.17.
Therefore,
      the aggregate market value of voting stock held by non-affiliates as of December 31, 1998 was $2,191,107.

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

                  (APPLICABLE TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
18,721,833 as of June 30, 1999 which 1,038,678 shares in Stop
Transfer
DOCUMENTS INCORPORATED BY REFERENCE

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

Management's corporate objective is highly focused on growth via niche markets in order to increase Forestry's net asset worth and enhance shareholder value via the acquisition of businesses which are active within the timber and wood products industry, led by strong and professional management teams. As it expands, the Company should gain competitive advantages relative to smaller operators, including greater purchasing power for large timber tracts, a lower cost of capital, significant market recognition, and the ability to provide customers with a broader range of products and services in response to customer demand.

By way of careful analysis and evaluation of private and public acquisition targets, management intends to develop a vertically integrated corporate operation within the forest products industry.

Sale of Significant Amount of Assets not in the Ordinary Course of
Business

Dickson Plantation Assets

The Paulownia trees were planted in Elongata, the fastest growing species of
Paulownia, in 1994, with expectations of a harvest within five to seven years.
Thereafter, with self regeneration, the harvest would be every ten years for the next forty years. The plantation was sold in March of 1997 with a lease being paid yearly on the existing acreage of Paulownia. As the lease became due in April of 1998, and with the annual expenses continuing, management decided to evaluate the Paulownia investment to determine its viability by looking at the present net worth, annual equivalent value, and internal rate of return.

In May 1998 the new management realized the excessive costs of keeping the
Paulownia project alive, so the Company sold its interest in the lease along with the trees, greenhouses, equipment and all assets affiliated with the
Paulownia project.

Loss of Control of Dixieland Forest Products, Inc.

On February 25, 1998 Mr. Louis Turp met with Mr. Randy Pope and Dixieland Forest Products' CPA firm. During that meeting Mr. Pope imposed upon Forestry International to renegotiate the original offer and change the financial structure of the buyout. He wanted an all cash offer without notes and restricted common shares in order to complete the acquisition.

On February 26, 1998 Forestry proposed an all cash offer of $
320,211 to Mr.
Pope in addition to the $1,000,000 cash that he had previously received. On
March 20, 1998 Forestry received a counter proposal from Mr. Pope. This counter offer, a minimum of $900,000 cash, was rejected as unrealistic according to the economic equivalent and relative performance to be received. A letter dated March 23rd was sent to Mr. Pope to that effect and the Company would continue in good faith to negotiate the transaction for its true value. It was also mentioned that if there was no mutual agreement, the
Company would have no other alternative than to exercise its right to protect this investment for the benefit of the shareholders. There was no further written communication received concerning this offer and Mr. Pope was avoiding all subsequent communications with Forestry International.

On July 8, 1998 a letter was sent to Mr. Pope concerning the audit of Forestry and Dixieland for the year ended December 1997. After a period of two months and several inquires, Mr. Pope set forth a proposal that the Company felt would jeopardize its legal position with respect to claim its capital investment in Dixieland. At this point, upon advise of its attorney, Forestry determined to proceed without the financial information from Dixieland.

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

The status of a public company places a heightened responsibility to protect the assets of the company for the benefit of the public shareholders. Because of the delay and intransigence of the various parties involved with Dixieland,
Forestry took on November 17, 1998 legal action against Randy
Pope.
Forestry has incurred a substantial loss which has materially affected the operations and management intends to pursue these legal actions to attempt to redress the losses incurred.

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


Industry Outlook


Mergers, acquisitions, divestitures and alliances are among the tools for rationalizing and restructuring to achieve greater cost efficiencies and higher return on investments. For example, since the former
Abitibi-Price Inc. and
Stone Consolidated Corp. merged in 1998, the successor company has reduced costs by over $200 million.

To reduce the volatility in pulp and paper markets, companies have focused on consolidation. In two blockbuster mergers in 1999, International Paper
Co. acquired rival Union Camp Corp. for $7.9 billion and it is expected to create $425 million in savings for International Paper and a second one,
Weyerhaeuser Co., announced a takeover of MacMillan Bloedel
Ltd.,
Canada's largest paper and forest products group. This follows last year's
$2.5 billion merger of Avenor Inc., a Montreal-based company, and Bowater
Inc., creating the second largest newsprint manufacturer in North America.

Louisiana-Pacific Corp., the largest U.S. maker of OSB emerged as the winner against Boise Cascade Corp. in the bidding war for Canada's leading producer of oriented strand board (OSB) Le Groupe Forex, with a total offer of $33 per share or U.S. $512 million. The Forex deal fills a geographic hole for Louisiana-Pacific in the Northeast and parts of the Midwest and will become No. 1 in the North American OSB industry and is expecting to grow from its current 50 percent share in structural paneling to a 70 to 80 percent market share within 8 to 10 years.

Companies are purchasing paper mill assets rather than building new greenfield operations, a trend which has been pushed by Wall Street observers for years. Today's basic structures under which the industry operates is different. There is room for new thinking and being more innovative in this fragmented industry with a disciplined approach. The balance of production, supply, and demand has changed in the Forest
Products Industry. According to current market dynamics, the overall picture appears brighter by looking at capacity, consumption, pricing, and inventory.
Another positive change has occurred in forest practices, as a direct result of activism by environmentalists. Their efforts have helped create a more sensitive and environmentally responsible industry.

The market pulp industry is showing signs of sustainable recovery. Prices began turning upward in April 1999, reaching $520/mton in Europe for benchmark northern bleached softwood kraft (NBSK). This momentum could enable producers to seek modest increases in the fall, setting the stage for NBSK to reach as high as $650/mton by the end of 2000. The other immediate good news for producers is from Asia, where demand has been picking up for some months now as the region recovers from the financial crisis that began in mid-1997 and sent the pulp industry into a tailspin.

The newsprint market has seen some positive signs of late, including lower operating rates, declining mill inventories, and the continued removal of capacity from the market. In May 1999, Canadian operating rates dropped to 88% from 95% in April, the lowest since November. Total North
American mill inventories also dropped for the first time since
November.
Canadian mill stocks were down 3.5% from April while U.S. mill stocks were basically flat, according to CPPA. Still, North American mill inventory levels in May were about 25% higher than May 1998.

The expansion and consolidation activity in the North American tissue market continues to be very active with a number of projects completed earlier this year and 11 new machines are scheduled for start-up in the period
1999 to 2001 in the U.S. which indicates that capacity growth will remain strong. Global Tissue LLC (formerly Shepherd Tissue Inc.) from Memphis,
Tenn., was acquired by Montreal-based Kruger Inc. in February.
Georgia-
Pacific Corp. and Chesapeake Corp. announced that they will form a joint venture combining their away-from-home tissue businesses.

The merger of two of North America's largest papermakers dominated developments in the printing/writing paper markets during the first-half of
1999. International Paper and Union Camp Corp. completed their merger in
April and the combination radically changed the makeup of the North
American uncoated free-sheet and containerboard markets, boosting
International Paper's share of the former to more than 20% of capacity.
Georgia-Pacific also merge with distributorship Unisource
Worldwide Inc.
the U.S.'s largest merchant with a $851 million offer. Georgia-Pacific said it could deliver $75 million annually in savings over the next two years.

U.S. containerboard prices moved from their trough at the end of December
1998 to a new peak by July. The rapid turnaround was caused by North
American producers eliminating 6% of containerboard capacity at the end of
1998, and demand for corrugated containers remaining steady, growing at or nearly 2% above 1998 volume. In the U.S. and Canada, box makers followed the containerboard price increases in February and March 1999 with an increase on boxes of 10% to 14% in primarily March and April. Box makers also proposed increases of 10% to 12% for July and August.

Capital investments by North American paper and forest product companies are expected to increase slightly in 1999 following three years of declines.
Current fiscal 1999 spending estimates by 54 U.S. and Canadian-based companies total $9.52 billion, an increase of 6.7% over actual spending in
1998.

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

Today's industry competes mostly on the basis of price, quality, availability, product choice, sustainability and environmental impact. Consequently, the future of U.S. and Canadian Forest Products Industry depends mainly upon factors which are products that are second-to-none, access to world markets, industry innovation, and a comprehensive global approach to sustainable forestry practices. Market competitiveness starts with economic viability and the outlook is favorable. Notwithstanding the cyclical nature of the industry, being a low cost producer with adequate and attractive financial returns is acceptable, but the ultimate goal for a company is to earn it's cost of capital.

Significant Calendar 1998 Operating Results and Subsequent
Developments

Tax Assessments

The Arizona Department of Revenue is asserting a tax lien for fiscal 1993 and 1994 in the amount of $10,869.34 for unpaid Arizona state taxes against the Company. As of March 9, 1999, the total amount including interest was approximately $42,763.66 .

Sale of Dickson Plantation

In April 1998 the new management realized the excessive costs of keeping the Paulownia project alive, so the Company sold its interest in the lease along with the trees, greenhouses, equipment and all assets affiliated with the
Paulownia project.

Future Operations

New management has been consistently involved in the identification and analysis of potential acquisition targets within the timber and forest product industry, including undertakings such as saw mills, chip mills, pole production plants and timber lots. The Company expects that these activities will result in further acquisitions and anticipates that such will provide additional corporate growth during the coming years.

Future Project Acquisition

Forestry International, Inc. has reached a final agreement to purchase all common shares of a fully integrated wood products operation located in the southeast of the United States. Under the terms of the agreement, Forestry
International is acquiring the company for US $22 million, payable in cash and stock, including the assumption of all liabilities at the time of closing.
The transaction is subject to the completion of the financing which Forestry
International expects to take place at any time before the end of 1999.

ITEM 2. DESCRIPTION OF PROPERTY

As of August 26, 1998, the principal business office of the Company is located at 1205, Ampere Street, Suite 206, Boucherville,
Quebec, Canada
J4B 7M6. The telephone number is (514) 495-7747.

ITEM 3. LEGAL PROCEEDINGS

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

To that effect, on October 2, 1998, Forestry filed a counterclaim against Mr.
David Shorey based on the alleged conversion of Company property to his own use, and also a second claim contending a breach of fiduciary duty as an officer and director of Forestry International, Inc. The latter claim stipulates that Mr. Shorey substituted a promissory note to allow the conversion of that debt into a recourse debt convertible into Forestry common shares without any consideration to the Company. Although final resolution of this matter may not occur until December 1999 or thereafter, it is Forestry International's position that David Shorey's claims are not valid claims against the company.

Forestry filed, on July 24, 1998 in Tucson Arizona Superior
Court, a
Declaratory Judgement action against several individuals and entities claiming benefits under a Promissory Note on the basis that the Company never received consideration for the Note or Notes. To that effect, on May
4 and May 17, 1999, Forestry obtained default judgments in its favor against six (6) defendants which constitutes final judgment confirming the
Company's contention that $763,225 of principal amount of certain indebtedness previously reflected on the Company's balance sheet is not owed to the defendants.

Although Forestry International's books and records reflect an indebtedness in the amount of $146,606 plus interest attributable to a promissory note executed by the former President of Forestry, in favor of Dylan-Hutton, Inc.
Forestry's position is that the debt is not valid. Forestry is undertaking steps to obtain declaration from the appropriate court that this debt is null, void and unenforceable as against Forestry International, Inc.

The case is continuing as to $125,000 plus interest of the indebtedness that is held by Mr. David Shorey where he will represent himself in this litigation on a trial that is set for December 17, 1999. Management expects to achieve the same results where the Court will ultimately declare this debt invalid.


On November 17, 1998 in the United States District Court of
Jackson
Mississippi, Forestry filed a $35,000,000 civil action against Randy Pope,
President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. By this action, Forestry intends to redress the losses incurred by the loss of control of Dixieland
Forest Products. A trial has been set for the trial calender commencing
February 7, 2000 and ending February 25, 2000. Unless there is a settlement before such time, the trial should proceed within that time frame.

On March 17, 1999 the Arizona Department of Revenue filed an amended complaint against Forestry International, Inc. claiming $10,869.34 in unpaid income taxes, plus interest as of March 9, 1999 in the amount of $31,894.32, for the audited period of March 31, 1993 through March 31, 1994. Although the initial audit by the Arizona Department of Revenue reflected a tax liability base on the sale of certain common shares by Forestry. It appears that Forestry may not have owned the common shares in question and therefore, no gain should have been recognize on the transaction. If this assumption is correct, there should be no tax liability related to the transaction. Although one can never predict with absolute accuracy the outcome of litigation, it is our opinion that Forestry has a good case and is prepared to see it through conclusion. The result of this case is presently indeterminable.

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

                             CLOSING BID    CLOSING ASK

March 31, 1993          1.50           2.50
June 30, 1993           1.875               2.50
September 30, 1993      2.50           4.00
December 31, 1993       2.75           4.00
March 31, 1994          3.00           4.50
June 30, 1994           3.00           5.00
September 30, 1994      3.00           4.00
December 31, 1994       3.00           3.875
March 31, 1995          2.00           4.00
June 30, 1995           2.00           3.00
September 30, 1995      0.75           1.125
December 31, 1995       0.47           0.53
March 31, 1996          0.29           0.30
June 30, 1996           0.12           0.12
September 30, 1996      1.00           1.07
December 31, 1996       1.38           1.38
March 31, 1997          1.20           1.22
June 30, 1997           0.375               0.4375
September 30, 1997      0.18           0.21
December 31, 1997       0.08           0.10
March 31, 1998          0.09           0.15
June 30, 1998           0.09           0.10
September 30, 1998      0.055               0.065
December 31, 1998                 0.14
   0.17
March 31, 1999                       0.21
      0.25
June 30, 1999                          0.22
        0.23

The above prices were obtained from National Quotation Bureau, Inc. These quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On August 25, 1999, the closing bid was $0.21 and the closing ask price was $0.24, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were 11 broker-dealers publishing quotes.

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

The Company sold its interest in the remaining Paulownia plantation located in Sparta Georgia to pursue other business opportunities. While actively negotiating on an acquisition and until a new business venture is determined, the Company has eliminated the majority of its payroll and will utilize contract consultants to maintain its reporting requirements.
It is anticipated
that only nominal funding should be necessary for the next several months, which amounts should be available from equity or debt financing.

The Company, as of December 31, 1998 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,374,000 and
$2,021,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,318,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses which may, in the opinion of its Board of Directors, warrant the Company's involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Forest Products Industry but will not restrict its search to that industry. Forestry may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

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

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS: COMPLIANCE WITH

               SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all current directors, executive officers and
significant employees of the Company and of each significant subsidiary, as
well as their ages:
     Name          Age                  Positions With The
Company
Louis R. Turp       41             President and CEO
Andrea Audet        47                    Secretary / Treasurer
Richard Jamieson    64             Chief Financial Officer
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

Richard Jamieson - Chief Financial Officer of FII, Mr. Jamieson has been associated as a Vice President Finance with Commercial Credit Corporation
Ltd. and Royal Insurance Company Ltd. He brings an impressive array of financial, administrative and marketing skills with a strong background in the commercial credit industry.

Andrea Audet - Mrs. Audet has been involved internationally with various companies as a Bookkeeper. As the Director of public relations for a family business for several years, Mrs. Audet is also a real estate agent and a graduate with honors in computer applications. She offers to the Company an international experience with evidence of administrative competence.

ITEM 10. EXECUTIVE COMPENSATION

No compensation was paid in fiscal 1996 and 1997 to the Board of Directors of the Company in their capacities as such. On December 1, 1998 the Board of Directors authorized the granting of stock options to Louis
R. Turp,
President and Andrea Audet, Secretary-Treasurer. The options were granted in recognition of past services and the shares to be received by their exercise are subjected to Rule 144 of the Securities Act of 1933. The following table sets forth all cash and any other compensation paid for each of the two years ended March 31, 1996 and the calendar years ended 1996, 1997 and 1998:

                                       Annual
         Long Term
Name And                  Compensation            Other
Compensation
Principal                 Year    Salary ($)       Bonus
Compensation  Options

David L. Shorey
    9 months (cal) 1996      $57,692(1)       nil       $
4,500         nil
                                    1997      $43,269   nil
          nil          nil

James M. Gibson    1996      $68,044        $7,250  $  6,000
      nil
      9 months(cal)     1996      $54,000             nil
     nil           nil
                                    1997      $52,615
  nil            nil           nil
Douglas Shorey     1996      $58,788         $5,000         nil
          nil
    9 months(cal)  1996      $46,154              nil
nil           nil
                                    1997      $30,000
   nil           nil           nil
Randy Pope         1997   $87,500      nil          nil
  nil
Steve Busby        1997   $5,417       nil          nil
  nil
Louis R. Turp      1997      nil                   nil
   nil           nil
                                    1998      $75,000(2)
                              100,000(3)
Perry Gower        1997   nil                      nil
  nil          nil
                                    1998      $36,000
  nil            nil          nil
Andrea Audet              1998      nil
nil            nil   50,000(4)

(1) See Item 3 Legal Proceedings.
(2) Was paid in 500,000 restricted common shares at $0.10 per share and the remaining portion of $25,000 cash is to be paid.
(3) Right to purchase up to a maximum of 100,000 shares each of common stock of the company at $0.05 per share for a period of five years.
(4) Right to purchase up to a maximum of 50,000 shares each of common stock of the company at $0.05 per share for a period of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of July 27, 1999, the shares of common stock owned by each current Director and executive officer, by Directors and officers as a group and by each person known to the
Company to own more than 5% of the outstanding common shares:

Title Of          Name & Address Of              Amount Of
        Percent of
Class              Beneficial Owner            Beneficial
Ownership        Class (1)

Common        Louis R. Turp                           1,414,414
                   7.5
                       474 Cote Ste-Catherine
                       Montreal, (QC) Canada
                       H2V 2B4

Common        Richard Jamieson                          87,500
                  0.5
                       543 Croissant Simonet
                       Ile Bizard, (QC) Canada
                       H9C 2R9

Common        Andrea Audet                              225,156
                   1.2
                       474, Cote Ste-Catherine
                       Outremont, (QC) Canada
                       H2V 2B4

Officers & Directors
1,727,070                   9.2
as a Group (3 persons)

(1) The figures in this column are based upon approximately
18,721,833
common shares which had been or were to be issued and were outstanding on August 24, 1999.


ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

The following reports have been filed as a part of this report:

      (1) Report of Sylvie Monette-Houle, CA and Robert
Kliaman, CA, CPA
           (Massachusetts).

The following 8-K reports were filed on the dates indicated:

      (1) A report on Form 8-K was filed by the company on February 9, 1998 reporting an new director, change of address of the registrant, receipt of a notice of default from Randy Pope, President of Dixieland
Forest Products,
Inc. and resignation of a director of the Company.

    (2) A report on Form 8-K was filed by the company on August
7, 1998
reporting the sale of common stock.

    (3) A report on Form 8-K was filed by the company on September 17,
1998 reporting the appointment of a director, change in registrant's certifying accountant, and resignation of a director.

    (4) A report on Form 8-K was filed by the company on November 10,
1998 reporting the new address of principal executive offices.

    (5) A report on Form 8-K was filed by the company on November 12,
1998 reporting that Mr. Robert Kliaman, CA, CPA (Massachusetts) was joining Mrs. Sylvie Monette-Houle as an auditor of the Company.

      (6) A report on Form 8-K A was filed by the company on February 16,
1999 clarifying the Form 8 K that was filed on November 12, 1998.

Independent Auditor's Report


Board of Directors
Forestry International, Inc.

We have audited the accompanying balance sheets of Forestry
International,
Inc. as of December 31, 1998 and December 31, 1997 and the related statements of operations, stockholders' equity (deficit) , and cash flows for years ended December 31, 1998 and December 31, 1997. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Forestry
International, Inc. as of
December 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Sylvie Monette-Houle, CA


Calgary, Alberta
Canada
August 26, 1999

/s/ Robert Kliaman, CA, CPA (Massachusetts)


Toronto, Ontario
Canada
August 26, 1999





Forestry International, Inc.
Balance Sheets
December 31, 1998 and 1997


                   1998                1997
Assets

Current Assets:
Cash and Cash Equivalents(Note 2)                 $ 967
     $2,772
Equipment held for sale                             -
    60,175
Prepaid Expenses and Deposits
 330


    Total Current Assets                          1,297
      62,947

Property and Equipment
  Office Equipment                          6,000
   6,000
  Computers and Software                         6,000
        6,000
                                     12,000            12,000
Less Accumulated Depreciation                  10,400
   8,000
    Net Property and Equipment                        1,600
             4,000

Total Assets                           $  2,897          $
66,947
















(See Accompanying Notes to Financial Statements)

Forestry International, Inc.
Balance Sheets
December 31, 1998 and 1997


     1998            1997

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Current portion of long term debt (Note 6)      323,568
          -
Accounts Payable                    131,049      109,779
Accrued Payroll and Other Expenses                   152,540
          118,158
Income Tax Payable (Note 7)                             40,308
       40,908
Due to Related Party
                  9,895
                             _________     _________
    Total Current Liabilities            647,465
278,740

Long Term Debt - Unrelated                     -
    1,052,127
(Note 6)

Contingency (Note 9)

Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001 Per
  Share, Authorized 10,000,000 Shares
Common Stock, Par Value $.0001 Per
  Share, Authorized 100,000,000 Shares:
  Issued and Outstanding 17,377,833 Shares        1,738
             1,542
Common stock subscribed   325,000 shares       18,275
                -
Capital in Excess of Par Value         7,078,223       6,941,327
Accumulated deficit                          (7,742,804)
(8,206,789)

    Total Stockholders' Equity                 (644,568)
    (1,263,920)


Total Liabilities and Stockholders' Equity      $   2,897
       $    66,947






(See Accompanying Notes to Financial Statements)

Forestry International, Inc.
Statement of Operations
For the years ended December 31, 1998 and 1997


                                 1998
  1997




Operating Revenue                     $         -
          $ 9,375
Cost of Sales
-                                          6,467
Gross Margin
-                                           2,908
Operating Expenses:
General & Administrative             257,683
         598,710



Operating Loss                      (257,683)
        (595,802)


Other Income (Expense):
Interest and Dividends                          -
            11,702
Interest Expense                      (41,557)
        (183,789)
Gain on Settlement of debt                      -
               95,009
Loss on DFP investment
                       -         (1,519,375)



Total Other Income and Expense
(41,557)                           (1,596,453)

Loss Before Discontinued Operations,
  and Extraordinary Item
            (299,240)        (2,192,255)
Loss from operations of
  Discontinued Operations
-                                     (475,546)
Loss on disposal of Segment Assets (Note 5)
             -           (814,918)
Net Loss Before taxes and Extraordinary Item  ($
299,240)                        ($ 3,482,719)
Extraordinary gain (Note 6)
             763,225               -
Net Income (Loss)
                $463,985    ($ 3,482,719)

Earnings per Common Share:
    Net loss before Extraordinary Item
         $ ( 0.02)                       ($ 0.22)
    Extraordinary Item
                        0.05                  -

    Net Income (Loss)
                 $    0.03              $ (0.22)

Weighted Average Number
  of Common Shares               17,319,249
     15,599,517



(See Accompanying Notes to Financial Statements)
Forestry International, Inc.
Statement of Stockholder's Equity (Deficit)
For the years ended December 31, 1998 and 1997





                 Common Stock Paid in
Common Stock

     Capital in      Subscribed

          Net
                  Number                  Par
                    Excess of
              Accumulated
       Stockholders
                 of Shares               Value
                   Par Value
                      Deficit
                     Equity


Balances at
Dec. 31, 1996
as stated                     15,599,517
1,560          6,844,571                 -
            (4,724,070)
         2,122,061

Issuance of
Common stock
for cash                          440,000
       44              96,756                  -
                          -
                           96,800

Cancellation of
Common Stock          (1,200,000)
(120)                 -                      -
                       -
                           (120)

Issuance of
Common stock
for Services                   578,316
     58                  -
-                           -
                                   58

Net Loss                              -
             -                   -
        -                     (3,482,719)
                      (3,482,719)

Balances at
Dec. 31, 1997            15,417,833
1,542           6,941,327                 -
              (8,206,789)
     (1,263,920)

Subscription and
Issuance of
Common Stock
for Cash                       1,860,000
  186                96,361              18,275

              114,822

Cancellation of
Common Stock             (241,375)
(24)                 -                         -
                           -
                          (24)

Issuance of
Common Stock
for Services                    341,375
  34                 40,535                    -
                           -
                     40,569


Net Income                             -
       -                       -
        -                         (463,985)
                    (463,985)

Balances at
Dec. 31, 1998            17,377,833         1,738
           7,078,223               18,275
       (7,742,804)
(644,568)





(See Accompanying Notes to Financial Statements)


Forestry International, Inc.
Statement of Cash Flows
For the years ended December 31, 1998 and 1997

                                       1998                  1997


Cash Flows from Operating Activities:
Net Loss before Extraordinary Item                   ($ 299,240)
    ($3,482,719)
Adjustments to Reconcile Net Loss
Amortization & Depreciation                2,400
85,524
Amortization of Note Receivable Discount
     -             (10,000)
Loss on investment on Dixieland Forest
  Products, Inc.
                   -                 1,519,375
Loss from operations of Discontinued
  Operations                                      -
475,546
Loss on disposal of segment assets                          -
        814,918
(Increase) Decrease in:
Notes and Accounts Receivable                     -
30,461
Equipment held for sale
    60,175                 -
Prepaid Expenses and Deposits                (330)
3,698

Increase (Decrease) in:
Accounts Payable and Accrued Expenses               55,652
  (168,426)
Income Tax Payable                           (600)
(211,512)


Net Cash Used by Operating Activities           (163,175)
(704,035)

Cash Flows from (Applied to) Investing Activities:
Purchase of Property and Equipment                         -
            (3,110)
Proceeds from Loss of DFP                        -
     141,251
Proceeds from Sale of
  Property & Equipment                           -
  1,174,235
Proceeds from Sale of
  Forestry Development Costs
      -              131,160
Increase in Forestry Devel. Costs
      -               (6,390)
Increase in Long-Term Investments
  -             (88,187)


Net Cash Used by Investing Activities:
  -          1,348,959

Cash Flows From (Applied to) Financing Activities:
Repayment of Note Payable                        -
  (2,090)
Increase in Long-Term Debt                  34,666
80,547
Repayment of Long-Term Debt                      -
(1,669,390)
Net decrease in Related Party Debt               (9,895)
       (3,455)
Issuance of Common Stock             137,092
96,800
Subscription of common stock
18,275                     -
Net Cash applied to
 Financing Activities
  180,138          (1,497,588)

Net increase (decrease) in Cash                   (1,805)
    (852,664)
Cash, beginning of period                2,772
855,436

Cash, end of Period                   $   967                  $
2,772



                 1998                  1997
Supplemental Disclosure of
Cash Flow Information:

Cash Paid for Income Tax
 600              160,000

Supplemental Schedule of
Noncash Financing and Investing:
Extinguishment of long-term debt                       763,225

Note payable relating to
disposal of Dickson Plantation
 -                  927,500

Note Payable relating to loss of
DFP, Inc. Investment
      -                  614,390

Intercompany advances, receivable
relating to loss of DFP, Inc. Investment                      -
                441,915

Disposal of business - Dickson Plantation:

Total assets disposed on sale
of Dickson Plantation
      -               1,245,040
Total debt reduced on sale
of Dickson Plantation
      -               1,171,641

Disposal of Business DFP, Inc.:

Working capital other than cash
-                (839,562)
Advances receivable
      -                (441,915)
Equipment
      -                (225,240
Cash Surrender Value
     -                     (4,450)
Long-term debt
         -                 1,650,771
Note payable
                            -                   508,419
Goodwill
             -              (2,167,398)

                    -              (1,519,375)





































(See Accompanying Notes to Financial Statement)
FORESTRY INTERNATIONAL, INC
Notes to Financial Statements
December 31, 1998

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

(2) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents


All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand.

     (b) Property and Equipment

Property and equipment are stated at cost. Property and equipment of the Company are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be five to seven years for equipment.

     (c) Income Taxes

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

     (d) Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding.
Outstanding stock options are non-dilutive as of December 31, 1998.

     (e) Use of Estimates

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

Since the Company lost control of Dixieland, it has lost substantially all of the assets of the Company. In order to meet its liability requirements, management has proceeded to dispose of certain assets and substantially reduce and delay expenditures. It is likely that management's plans for dealing with such adverse circumstances can be implemented for the duration of the fiscal year ending December 31, 1999.

(4)     Fair Value of Financial Instruments

The fair values of cash and cash equivalents, notes payable and accounts payable approximate cost because of the short-term maturity of these financial instruments. Long-term debt including current maturities are at variable rates tied to the prime rate and therefore carrying values approximate fair values. The estimated fair values of the Company's financial instruments are as follows:

                December 1998 December 1997
               Carrying         Fair Carrying        Fair
               Amount  Value  Amount Value
Financial assets:
   Cash and cash
    equivalents            $        967      $   967           $
2,772      $ 2,772

Financial Liabilities:
   Accounts Payable     109,717     109,717      131,049
131,049
   Long term debt
    Incl Maturities         323,568     323,568   1,052,127
1,052,127

(5)     Discontinued Operations

On May 5, 1998, the Company sold all greenhouses, all associated supplies and equipment, and all
Paulownia trees located on the Dickson Plantation. The sale price of $42,000 resulted in a loss of $734,361 which has been recognized as a loss from disposal of segment assets in the year 1997.
Other assets relating to the operation of the plantation have been sold. The sales price of those assets of $90,490 has resulted in a loss of $33,841 which has been recognized as a loss from disposal of segment assets in the year 1997.

Due to the discontinued operations the value of certain long-lived assets has been reduced to net realizable value, this has resulted in a loss of $35,994 which has also been recognized as a loss from disposal of segment assets in the year 1997.

(6)     Long Term Debt

A summary of unrelated long-term debt follows:

Dec 31, 1998         Dec 31, 1997
                                             -----------------
   -------------------
Notes payable to unrelated parties,
12% interest bearing; convertible
into common shares; principal
and interest was due December 31,
1997
$ 323,568           $ 1,052,127

  --------------            ---------------

Less: current portion of long-term debt      $ 323,568


   -------------              ---------------

         -                        $ 1,052,127

   -------------              ---------------

New management disputes the validity or existence of this debt.
In that regard, the Company has
initiated litigation to have the debt declared invalid and is otherwise seeking to have the debt determined invalid.

(7)     Income Taxes

At December 31, 1998 the Company had net operating loss
carryforwards for federal and state
income tax purposes of approximately $3,374,000 and $2,021,000 respectively.
     Year of loss               Year of
     Losses
                                       expiration
Federal                 State

      March 1995                 2000                     -
               318,000
      March 1996                 2001                     -
               781,000
      March 1996                 2011               2,485,000
        270,000
      December 1996           2012                  237,000
            -
      December 1997           2013                  353,000
      353,000
      December 1998           2014                  299,000
      299,000

-------------          -------------


3,374,000           2,021,000
Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $1,318,000 at December 31, 1998 and $1,513,000 at December 31, 1997. Realization of this tax benefit depends upon the Company's future revenue from acquisitions.

A loss limitation applies if there is an acquisition of control of the Company. Generally the amount of net operating loss carryforwards would be limited to the value of the Company when control changed times the long-term tax-exempt rate.

At December 31, 1998, the Company also had net capital loss carryforwards for federal and state income tax purposes of approximately $1,500,000. Capital losses are deductible only to the extent of capital gains for a period of five years and may not offset operating income. The tax benefit will be reflected when realized.

Management is unable to predict whether future revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore valuation allowances of $1,318,000 and
$1,513,000 have been provided at December 31, 1998 and December 31, 1997, respectively to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilize the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

Significant components of the provision for income taxes for the year ended December 31, 1998 and year ended December 31, 1997 are as follows:


                                                          Dec
31, 1998       Dec 31, 1997

---------------               ----------------
Deferred income tax (benefit):
               Federal
$1,147,000                               $ 1,303,000
               Less allowance                     (1,147,000)
 (1,303,000)

------_-------                 -------_------

---------------               --------------
               States
171,000                    210,000
               Less Allowance                       (171,000)
  (210,000)


      Total deferred tax benefit                 $      -
               $        -

The current income tax liability consists of the following:


   1998                           1997

----------------            ----------------
Balance due from year
 ended March 31, 1993 and 1994:

          State tax                                        $
10,869                      10,869
          Penalty and Interest                         29,439
                  30,039

-------------             ---------------

$ 40,308                   $ 40,908

========          ==========

A reconciliation of the provision for income taxes to the federal statutory rate is:

   1998                           1997

----------------              ---------------
   Statutory federal rate                               34.0%
                     34.0 %
   Change in valuation allowance                   -
                           -

----------------              ---------------
                                                           34.0
%                       34.0%
                                                      ==========
                 =========



(8)     Stock Options

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At December 31, 1998 there were options exercisable but none were exercised.

On December 1, 1998 the Board of Directors authorized the granting of stock options to Louis Turp, President and CEO, to purchase up to 100,000 shares each of common stock of the company at $.05 per share for a period of five years and Andrea Audet, Secretary-Treasurer, to purchase up to 50,000 shares of common stock of the Company at $.05 per share for a period of five years. The options were granted in recognition of past services and the shares to be received by their exercise are subjected to Rule 144 of the Securities Act of 1933.

(9)     Contingency

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


(10)     Extraordinary Gain

As a result of a Judgment in a lawsuit filed by the Company against certain creditors, debts totalling
$763,225 (net of tax of $323,989 and valuation allowance reduction of $323,989), were rendered null and void. This gain results in increased earnings of $0.05 per common share.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Forestry International, Inc.
----------------------------------
(Registrant)

By: /s/ Louis R. Turp, President
----------------------------------
(Signature and Title)

August 30, 1999
----------------------------------
Date

























August 26, 1999



Mr. Louis R. Turp
Forestry International, Inc.
1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada    J4B 7M6


Dear Louis,

I hereby consent to the use of my name as joint auditor in the Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 and year ended December 31, 1997 filed by Forestry International,
Inc. on Form 10-KSB.


/s/
Sylvie Monette-Houle, CA
August 26, 1999

Calgary, Alberta
Canada


















August 30, 1999



Mr. Louis R. Turp
Forestry International, Inc.
1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada    J4B 7M6


Dear Louis,

I hereby consent to the use of my name as joint auditor in the Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 and year ended December 31, 1997 filed by Forestry International,
Inc. on Form 10-KSB.


/s/
Robert Kliaman, CA, CPA (Mass)
August 30, 1999

Toronto, Ontario
Canada