Form 10QSB
period 1999-03-31
FORESTRY INTERNATIONAL INC
filed 1999-09-17
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


                   (Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 March 31, 1999


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

                  As of March 31, 1999, registrant had one class of commons stock, of which 17,917,833 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)









PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]

































Forestry International, Inc.
Balance Sheet
March 31

             1999                  1998




      (Unaudited)       (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                               $
728           $        190
Equipment held for sale
      -                 57,375



                 Total Current Assets
     728                57,565


Property and Equipment
Building and Nursery Facilities
    -                         -
Machinery and Equipment
    -                         -
Office Equipment
    6,000                 6,000
Computers and Software
6,000                 6,000
Vehicles
                  -                         -

               12,000               12,000
       Less Accumulated Depreciation                      10,800
                8,250

             Net Property and Equipment
1,200                 3,750

Other Assets:
Deferred Income Tax Benefit
  Net of Valuation Allowance of
  $1,337,558 and $1,647,274
      -                        -

                         -

            Total Other Assets
             -                        -

Total Assets
                                          $     1,928         $
  61,315


(See Accompanying Notes to Financial Statements)





Forestry International, Inc.
Balance Sheet
March 31


         1999                    1998

                              Consolidated


    (Unaudited)         (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Current portion of Long Term Debt              $ 337,277
  $            -
Accounts Payable
130,493                109,563
Accrued Payroll and Other Expenses               136,156
       124,329
Income Tax Payable
42,764                  40,308
Due to Related Party
7,332                  34,593

     Total Current Liabilities                       650,022
           308,793

Long Term Debt - Unrelated
               1,052,127

Contingency (Note 5)

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares

Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 17,917,833 Shares
1,792                 1,542
Common stock subscribed 325,000 shares            18,275
              -
Additional Paid in Capital
7,132,169           6,941,327

Accumulated Deficit
(7,800,330)        (8,242,474)

     Total Stockholders' Equity                    (648,094)
   (1,299,605)

Total Liabilities and Stockholders' Equity     $      1,928
    $    61,315


(See Accompanying Notes to Financial Statements)
Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings


  Three Months Ended March 31

             1999                       1998

        (Unaudited)               (Unaudited)

Operating Revenue                          -
      -
Cost of Sales                              -
      -

Gross Margin                                -
     -

Operating Expenses:
General & Administrative           45,363
35,685

Operating Loss                   ( 45,363)
(35,685)

Other Income (Expense):
Interest and Dividends                    -
      -
Interest Expense                 (12,163)
 -
Loss on Sale of Asset                     -
  -
Other                                     -
      -

Total Other Income and Exp                -
      -


Loss Before Income Taxes
(35,685)

Income Tax (Benefit)
     -                          -

Net Loss                        (57,526)                ($35,685)



Accumulated Deficit, Beginning                  ($7,742,804)
Accumulated Deficit, Ending                       ($7,800,330)

Net Loss per Common Share          ($0.003)
($0.002)

Weighted Average Number
of Common Shares
17,544,499            15,417,833


(See Accompanying Notes to Financial Statements)

Forestry International, Inc.
Statement of Cash Flows


  Three Months Ended March 31

              1999                      1998

                                  Consolidated
                              (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
Net Loss
   ($ 57,526)           ($ 35,685)
Adjustments to Reconcile Net Loss
Amortization & Depreciation               400
 250
Common Stock issued for services               50,000
           -
Common stock issue for cash -
4,000                       -
(Increase) Decrease in:
Prepaid Expenses and Deposits
300                       -
Other Assets
              -                        -
Increase (Decrease) in:
Accounts Pay.and Accrued Exp.                          (16,940)
                5,955
Due to Related Parties
   7,332                24, 698
Income Tax Payable
  2,456                    (600)
Net Cash Used by Oper. Activities                   ($    9,948)
            ($ 5,382)
Cash Flows from (Applied to) Investing Activities:
Net Cash Used by Investing Activities:             $
                   2,800

Cash Flows From (Applied to) Financing Activities:
Issuance of Notes Payable                     -             $
    -
Increase  Debt
    9,709                         -
Net Cash Provided by
  Financing Activities
          -                       -

Net Increase (Decrease) in Cash                        ($
239)               ($2,583)
Cash, Beginning of period
 967                   2,772
Cash, End of Period                                           $
    728           $         190

(See Accompanying Notes to Financial Statement)








FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
March 31, 1999

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys 1998 Annual Report on
Form 10-KSB. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods.
Outstanding stock options are
non-dilutive as of March 31, 1999.

(3)     Liquidity

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($648,094) at the quarter ended March 31, 1999. The company generated no operating revenue for the three months ended March 31, 1999. See
Item 2, Management's Plan of Operation.

(4)    Concentrations

On March 31, 1999 cash in bank account did not exceed federally insured limits.

(5)     Contingency

A civil action for back-wages claims for approximately $97,000 was filed on March 19, 1998 by David L. Shorey, former President of the Company in Arizona Superior Court against Forestry
International. The Company is vigorously defending the lawsuit against it, and has several defenses and claims that Forestry believes eliminate all of David Shorey's claims. Forestry's defense is based upon the fact that there are no written documents or materials that support David Shorey's claims
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements

March 31, 1999


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

Although final resolution of this matter may not occur until December 1999 or thereafter, the occurrence of the future judgement is not determinable. As of December 31, 1997 the Company has accrued salaries payable to Mr. David Shorey in the amount of $59,774.

On November 17, 1998 in the United States District Court of Jackson Mississippi, Forestry filed a
$35,000,000 civil action against Randy Pope, President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. Mr. Pope filed a counter-claim for $300,000. based on money he paid for the operation of Dixieland, which was payment for the benefit of Dixieland. A trial has been set for the trial calender commencing February 7, 2000 and ending February 25, 2000. Unless there is a settlement before such time, the trial should proceed within that time frame.

On March 17, 1999 the Arizona Department of Revenue filed an amended complaint against
Forestry International, Inc. claiming $10,869.34 in unpaid deliquent income taxes, plus interest as of March 9, 1999 in the amount of $31,894.32, for the audited period of March 31, 1993 through March 31, 1994. Although the initial audit by the Arizona Department of Revenue reflected a tax liability base on the sale of certain common shares by Forestry.
 It appears that Forestry may not
have owned the common shares in question and therefore, no gain should have been recognize on the transaction. If this assumption is correct, there should be no tax liability related to the transaction. Although one can never predict with absolute accuracy the outcome of litigation, it is our opinion that Forestry has a good case and is prepared to see it through conclusion. The result of this case is presently indeterminable.

No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceeding paragraphs.

(6)      Subsequent Events

On July 20, 1999, Forestry International and a fully integrated timber company agreed on a second letter of intent for the acquisition of that company with the purchase of all assets and the assumption of all liabilities.

ITEM 2.  MANAGEMENTS PLAN OF OPERATION.

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

The Company, as of March 31, 1999 had net operation loss carryforwards for federal and state income tax purposes of approximately $3,893,000 and $2,540,000 respectively. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

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

September 15, 1999

Date