Form 10QSB
period 1999-06-30
FORESTRY INTERNATIONAL INC
filed 1999-09-17
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 June 30, 1999


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

                  As of June 30, 1999, registrant had one class of commons stock, of which 18,629,333 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)








PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]

































Forestry International, Inc.
Balance Sheet
June 30

           1999                  1998



    (Unaudited)         (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                              $ 2,664
             $       748
Equipment held for sale
  -                      17,675



                 Total Current Assets
2,664                    18,423

Property and Equipment
Office Equipment
6,000                     6,000
Computers and Software                                     6,000
                    6,000



          12,000                   12,000
       Less Accumulated Depreciation                 11,200
              8,500

             Net Property and Equipment                     800
                   3,500

Other Assets:
Deferred Income Tax Benefit
Net of Valuation Allowance of
$1,367,560 and $1,656,043
 -                           -
Other Assets
           -                           -

            Total Other Assets
        -                           -

Total Assets
                                      $   3,464           $
21,923



(See Accompanying Notes to Financial Statements)








Forestry International, Inc.
Balance Sheet
June 30


           1999                  1998

     (Unaudited)        (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Current Portion of Long-Term Debt              $ 342,984
  $             -
Accounts Payable
128,493                110,152
Accrued Payroll and Other Expenses                138,471
        132,829
Income Tax Payable
42,764                  40,308
Due to Related Party
18,964                  15,101

     Total Current Liabilities                        671,676
            298,390

Long Term Debt - Unrelated                                  -
                1,052,127

Contingency (Note 5)

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares

Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 18,629,333 Shares
1,863                1,556
Common stock subscribed 325,000 shares             18,275
Additional Paid in Capital
7,200,321          6,948,313

Retained Earnings                                           (
7,888,671)        (8,278,463)

     Total Stockholders' Equity                     (668,212)
    (1,328,594)

Total Liabilities and Stockholders' Equity         $    3,464
     $     21,293


(See Accompanying Notes to Financial Statements)

Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

                                               Three Months
Ended June 30                  Six Months Ended June 30
                              1999                    1998
                  1999                      1998
                                             (Unaudited)
(Unaudited)                  (Unaudited)           (Unaudited)

Operating Revenue                           $               -
       $         -                              $        -
           $      -

Cost of Sales                                                -
                   -                                        -
                      -
                                              _________
__________                      _________          _________
     Gross Margin                       -                      -
                                       -
 -


Operating Expenses:

Gen. & Administrative               78,634
35,988                          123,997                   71,674

                                               _________
    _________                    _________          _________
Operating Loss                         (78,634)
(35,988)                       (123,997)                (71,674)

                                   _________
_________                     _________          _________

Other Income (Expense):

Interest Expense                          (9,707)
         -                              (21,870)
    -


Total Other Income and Exp                -
    -                                    -
    -
                                                _________
    _________                   __________         _________

Loss Before Income Taxes
(35,988)
(71,674)

Income Tax (Benefit)                           -
          -                                   -
         -
                                                 _________
    _________                    _________          _________

Net Loss                                    ($ 88,341)
 ($ 35,988)                     ($ 145,867)          ($71,674)
                                                 _________
    _________                    _________         _________

Retained Earnings, Beginning  ($7,800,330)
                       ($7,742,804)    ($ 8,206,789)

Retained Earnings, Ending       ($7,888,671)
                         ($7,888,671)     ($ 8,278,463)


Net Loss per Common Share        ($0.005)              ($0.042)
                      ($ 0.008)            ($0.069)


Weighted Average Number
of Common Shares                     18,154,999
15,417,833                    17,849,749       15,599,517




(See Accompanying Notes to Financial Statements)






Forestry International, Inc.
Statement of Cash Flows

                                         Three Months Ended June
30                        Six Months Ended June 30
                                                   1999
          1998                                  1999
      1998
                                             (Unaudited)
(Unaudited)                      (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
Net Loss                                ($88,341)            ($
35,988)                        ($145,867)           ($ 71,673)


Adjustments to Reconcile Net Loss
Amortization & Depreciation        400                      250
                                800                        500

(Increase) Decrease in:
Prepaid Expenses and
 Deposits                                           -
              -                                     330
                -
 Other Assets                                     -
            -                                       -
                -
Increase (Decrease) in:
 Acc Pay And Accrued Exp            315                  9,089
                            (16,625)                15,044
 Due to Related Parties             (11,632)
 -                                   18,964
5,205
 Income Tax Payable                           -
     -                                     2,456
   (600)

Net Cash Used by Oper.
 Activities                                  (75,994)
  (46,142)                           (139,942)
(51,524)

Cash Flows from (Applied to)
  Investing Activities:

Net Cash Used by Investing
  Activities                                         -
          39,700                                       -
         42,500

Cash Flows From (Applied to)
  Financing Activities:
Issuance of Common Stock
   for cash                                     44,223
        7,000                               48,223
  7,000
Issuance of Common Stock
for services                                  24,000
            -                                 74,000
        -
Issuance of Notes Payable                   -
      -                                      -
       -
Increase in Debt                            9,707
         -                                 19,416
       -

Net Cash Provided by
  Financing Activities                  77,930
 7,000                            141,639                 7,000


Net Increase (Decrease)
  in Cash                                        1,936
            558                                1,697
   (2024)

Cash, Beginning of Period              728
 190                                   967                2,772


Cash, End of Period                       2,664
    748                                 2,664
748



(See Accompanying Notes to Financial Statement)





FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 1999

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys 1998 Annual Report on
Form 10-KSB. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods.
Outstanding stock options are
non-dilutive as of June 30, 1999.


(3)     Liquidity

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($668,212) at the quarter ended June 30, 1999. The company generated no operating revenue for the six months ended June 30, 1999. See
Item 2, Management's Plan of Operation.

(4)    Concentrations

On June 30, 1999 cash in bank account did not exceed federally insured limits.

(5)     Contingency

A civil action for back-wages claims for approximately $97,000 was filed on March 19, 1998 by David L. Shorey, former President of the Company in Arizona Superior Court against Forestry
International. The Company is vigorously defending the lawsuit against it, and has several defenses and claims that Forestry believes eliminate all of David Shorey's claims.
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 1999

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

On November 17, 1998 in the United States District Court of Jackson Mississippi, Forestry filed a
$35,000,000 civil action against Randy Pope, President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. Mr. Pope filed a counter-claim for $300,000 based on money he paid for the operation of Dixieland, which was payment for the benefit of Dixieland. A trial has been set for the trial calender commencing February 7, 2000 and ending February 25, 2000. Unless there is a settlement before such time, the trial should proceed within that time frame.

On March 17, 1999 the Arizona Department of Revenue filed an amended complaint against Forestry
International, Inc. claiming $10,869.34 in unpaid income taxes, plus interest as of March 9, 1999 in the amount of $31,894.32 for the audited period of March 31, 1993 through March 31, 1994.
Although the initial audit by the Arizona Department of Revenue reflected a tax liability base on the sale of certain common shares by Forestry. It appears that Forestry may not have owned the common shares in question and therefore, no gain should have been recognise on the transaction. If this assumption is correct, there should be no tax liability related to the transaction. Although one can never predict with absolute accuracy the outcome of litigation, it is our opinion that Forestry has a good case and is prepared to see it through conclusion. The result of this case is presently indeterminable.

No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceeding paragraphs.
(6)   Subsequent Events

On July 20, 1999, Forestry International and a fully integrated timber company agreed on a second letter of intent for the acquisition of that company for the purchase of all assets and the assumption of all liabilities.

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

The Company, as of June 30, 1999 had net operation loss carryforwards for federal and state income tax purposes of approximately $3,984,000 and $2,631,000 respectively. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

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

September 16, 1999

Date