Form 10QSB
period 1999-09-30
FORESTRY INTERNATIONAL INC
filed 1999-12-02
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                September 30, 1999


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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months
(or for such
shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90
days  X Yes     No




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

 As of September 30, 1999, registrant had one class of commons stock, of which 19,561,833 shares were outstanding of which 982,428 are in Stop
Transfer.

Transitional Small Business Disclosure Format (Check one):
Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)















PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]

































Forestry International, Inc.
Balance Sheet
September  30

                          1999
1998



                   (Unaudited)         (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents
     $ 3,151                $       834
Equipment held for sale
                 -                        1,050




                 Total Current Assets
             3,151                       1,884

Property and Equipment
Office Equipment
              6,000                     6,000
Computers and Software
         6,000                     6,000




                         12,000
12,000
       Less Accumulated Depreciation
   11,600                     8,750

             Net Property and Equipment
          400                     3,250

Other Assets:
Deferred Income Tax Benefit
Net of Valuation Allowance of
  $1,364,043 and $1,669,821
                -                           -
Other Assets
                          -
    -

            Total Other Assets
                       -
 -

Total Assets                                                                                                                                                       $   3,551           $        5,134
 ^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^



(See Accompanying Notes to Financial Statements)








Forestry International, Inc.
Balance Sheet
September 30


                          1999
1998

                    (Unaudited)        (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Current Portion of Long-Term Debt              $
352,691           $             -
Accounts Payable
            131,000                110,333
Accrued Payroll and Other Expenses
138,471                136,579
Income Tax Payable
            42,764                  40,308
Due to Related Party
             10,461                    6,186

                                         Total                                         Total Current Liabilities                                     675,387                293,406
Curr^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^^

Long Term Debt - Unrelated
          -                    1,052,127

Contingency (Note 5)

Stockholders' Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares


Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 18,629,333 Shares
          1,739                1,586
Additional Paid in Capital
        7,280,971         6,966,558

Retained Earnings
         ( 7,954,546)       (8,308,542)

Total Stockholders' Equity
        (671,836)       (1,340,398)

Total Liabilities and Stockholders' Equity
$   3,551         $      5,134


(See Accompanying Notes to Financial Statements)



Forestry International, Inc.
Statement of Operations and Changes in Retained
Earnings

                              Three Months Ended
September 30          Nine Months Ended September
30
                              1999
    1998                         1999
         1998

(Unaudited)        (Unaudited)
(Unaudited)      (Unaudited)


Operating Revenue                           $
          -           $         -
             $        -                  $      -

Cost of Sales
           -                      -
                         -
  -

_________          __________
_________          _________
Gross Margin
 -                      -
               -                          -


Operating Expenses:

Gen. & Administrative          56,168
       30,079                          180,165
           101,753


_________             _________
 _________          _________
Operating Loss                    (56,168)
          (30,079)
(180,165)              (101,753)

                               _________
   _________                     _________
  _________

Other Income (Expense):

Interest Expense                   (9,707)
                        -
(31,577)                          -


Total Other Income and Exp             -
                   -
      -                           -

_________           _________
__________         _________

Loss Before Income Taxes
        (30,079)
                 (101,753)

Income Tax (Benefit)                           -
                         -
           -                           -

_________           _________
_________          _________

Net Loss                                ($
65,875)            ($ 30,079)
($ 211,742)         ($101,753)

_________           _________
_________         _________

Retained Earnings, Beginning  ($7,888,671)
                                 ($7,742,804)
($ 8,206,789)

Retained Earnings, Ending       ($7,954,546)
                                  ($7,954,546)
 ($ 8,308,542)


Net Loss per Common Share      ($0.003)
   ($0.002)                        ($ 0.012)
      ($0.006)


Weighted Average Number
of Common Shares                  18,999,224
    15,757,833                    18,237,808
 15,757,833




(See Accompanying Notes to Financial Statements)



Forestry International, Inc.
Statement of Cash Flows

                      Three Months Ended
September 30                    Nine Months Ended
Septe,ber 30

 1999                    1998
             1999                   1998

(Unaudited)      (Unaudited)
(Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
Net Loss                              ($65,875)
         ($ 30,079)
($211,742)          ($101,752)


Adjustments to Reconcile Net Loss
Amortization & Depreciation      400
        250                                  1200
                     750

(Increase) Decrease in:
Prepaid Expenses and
   Deposits
 -                         20
                330                      20

   Other Assets
-                          -
                 -                            -
Increase (Decrease) in:
 Acc Pay And Accrued Exp       2,507
   3,930                               (14,118)
             18,974
 Due to Related Parties            (8,503)
              -
10,461                (3,710)

 Income Tax Payable                        -
                 -
     2,456                    (600)

Net Cash Used by Oper.
 Activities                              (71,471)
             (34,834)
(211,413)              (86,358)

Cash Flows from (Applied to)
  Investing Activities:

Purchase of Property and Equipment
 16,625
                59,125
Net Cash Used by Investing
  Activities
-                   16,625
               -                  59,125

Cash Flows From (Applied to)
  Financing Activities:
Issuance of Common Stock
   for cash
52,251              18,275
      110,474               25,275
Issuance of Common Stock
for services
                            -
            74,000                     -
Issuance of Notes Payable               -
                 -
      -                          -
Increase in Debt                           9,707
                    -
     29,123                     -

Net Cash Provided by
  Financing Activities                 71,958
         18,275
213,597               25,275


Net Increase (Decrease)
  in Cash
 437                     66
         2,184                (1,958)

Cash, Beginning of Period           2,664
          748
967                2,772

Cash, End of Period                     5,151
              814
3,151                   814

(See Accompanying Notes to Financial Statement)


FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 1999

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by
Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange
Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys 1998
Annual Report on Form
10-KSB. The results of operations for the nine months ended September 30,
1999 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods.
Outstanding stock options are non-dilutive as of September 30, 1999.

(3)     Liquidity

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($671,836) at the quarter ended September 30,
1999. The company generated no operating revenue for the nine months ended September 30, 1999. See Item 2,
Management's Plan of Operation.

(4)    Concentrations

On September 30, 1999 cash in bank account did not exceed federally insured limits.



FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 1999


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

Although final resolution of this matter may not occur until the end of 1999 or thereafter, the occurrence of the future judgement is not determinable. As of December 31, 1997 the Company has accrued salaries payable to Mr.
David Shorey in the amount of $59,774.

On November 17, 1998 in the United States
District Court of Jackson
Mississippi, Forestry filed a $35,000,000 civil action against Randy Pope,
President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. Mr. Pope filed a counter-claim for $300,000 based on money he paid for the operation of
Dixieland, which was payment for the benefit of Dixieland. A trial has been set for the trial calender commencing May 7, 2000 and ending May 25, 2000.
Unless there is a settlement before such time, the trial should proceed within that time frame.
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 1999


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

No other legal proceedings to which the Company
is a party or to which the
property of the Company is subject is currently
pending against the Company,
and no such material proceeding is known to be
contemplated against any
officer or director which is adverse to the
Company, except as mentioned in
the preceding paragraphs.
 .


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

The Company, as of September 30, 1999 had net operation loss carryforwards for federal and state income tax purposes of approximately
$3,984,000 and $2,631,000 respectively.
Management plans to use these
losses to its advantage to save taxes on the operations of future acquisitions.
Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

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

November 10, 1999

Date