Form 10KSB
period 1999-12-31
FORESTRY INTERNATIONAL INC
filed 2000-04-12
CIK 918411

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

        For the fiscal year ended        December 31, 1999

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

As of December 31, 1999, 20,421,636 voting shares were outstanding, among which, 1,040,563 in Stop Transfer and 3,550,991 restricted under the provisions of Rule 144 of the Securities Act of 1933. A total of
18,504,449 of which were held by on-affiliates. On that date the bid and ask prices were $0.125 to $0.175. Therefore, the aggregate market value of voting stock held by non-affiliates as of 12/ 31, 1999 was $2,313,056.

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

                  (APPLICABLE TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
20,421,636 as of December 31, 1999.
DOCUMENTS INCORPORATED BY REFERENCE

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

Management's corporate objective is highly focused on growth via niche markets in order to increase Forestry's net asset worth and enhance shareholder value via the acquisition of businesses which are active within the Information Technology sector and Forest Products industry, led by strong and professional management teams. As it expands, the Company should gain competitive advantages relative to smaller operators, including greater purchasing power, a lower cost of capital, significant market recognition, and the ability to provide customers with a broader range of products and services in response to customer demand.

By way of careful analysis and evaluation of private and public acquisition targets, management intends to develop a vertically integrated corporate operation within the Information Technology industry and the Forest
Products industry.

Sale of Significant Amount of Assets not in the Ordinary Course of
Business

Non applicable

Growth Strategy

Forestry International has targeted several acquisitions to fulfill its management objectives. The Company is seeking to acquire Information
Technology and Forest Products companies of varying size. In evaluating potential acquisition targets, the Company considers a number of factors, including their market niche, the quality of the assets and management, the opportunities to improve operating margins and increase internal growth of the target, the economic prospects of the region in which the target is located, and the potential for additional acquisitions in the region. The Company will seek expansion opportunities in the United States, Canada and Europe.
Management will pursue acquisition candidates with varying types of equipment and customer specializations. Forestry believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments.

Management believes there will be significant opportunities to improve operating margins of acquired companies through the efficient integration of these acquisitions, the elimination of duplicated costs, reduction in overhead and the centralization of functions. A lack of capital has constrained expansion and modernization of many small and medium sized companies within the Information Technology sector and the Forest Products industry.
The Company will seek efficiency by investing in additional and upgraded equipment, using advanced technology systems to improve asset utilization.
The Company intends also to establish a sales and marketing program targeted toward the major players within both industry. Management will continually evaluate its organizational structure and manufacturing operations to identify opportunities to more effectively meet its customers' requirements and to reduce cost.

Industry Outlook (Information Technology Industry (IT))

Worldwide revenues from Internet consulting services will reach $78 billion in 2003, reflecting a compound annual growth rate of approximately 60%.
The Network infrastructure consulting services will be one of the fastest growing segment in the IT industry. Estimated at $12.2 billion in 1998, this market is expected to reach $25.5 billion worldwide by 2003.
Source:
International Data Corporation.

As a result of the new Internet economy, it is expected that the next four years will see 500 million users online. E-Commerce transactions are booming. International Data Corporation forecasts that in 2003, transactional
Web sites will be used by some 183 million internet surfers to make purchases worth over $1 trillion. Along with revenues from the sale of e-
Commerce applications, they will climb from $1.7 billion in 1999 and should reach $8.5 billion in 2003.

The explosion and wide spread use of the Internet has been one of the biggest developments to impact the world at the end of the last millennium. The rush by million of consumers to use Internet shopping for Christmas 1999 was just the latest, and most pervasive, example of how this is changing consumer purchasing. The rapid acceptance of the World Wide Web as a medium for communications (E-mail), information dissemination, and the buying and selling of products has been astonishing. Just as consumer e-Commerce has grown rapidly, the potential for business-to-business (B2B) transactions has grown as well. A wave of Internet-based e-Commerce web sites that provide the opportunity to buy and sell products have proliferated over the last years.

E-Commerce is possibly the most influential, component of developments that are driving unprecedented changes that affect all business. Two sets of imperatives have emerged for the Information Technology: 1) addressing the impact of the New Economy and 2) determine the right strategy for
Enterprise Systems. One of the new key rules is that the consumers will manage the relationship. New network intermediaries are going to emerge that increasingly will broker the customer-supplier relationship. These are the dot-com intermediaries, of which many have emerged in the last years.
Another key point is that Wall Street is going to, in the future, value companies very differently. It's not just about market share, it will be about mind share and intellectual property.

This New Economy will require information technology and companies will have to quickly establish and align with the partners and customers that are strategic. These are customers that value the relationship and the process of dealing with them has to be streamlined and easy. The New Economy is going to change all industries in many ways. It will force industries to specialize, and to increase new network-based value propositions as well as to focus on customers and intellectual capital instead of assets. Valuations will be based on soft assets, not hard assets, which will be a major shift for all industries.

E-Business is real and growing rapidly, and probably much more rapidly than anyone had anticipated. Speed of action is an important aspect of this New
Economy. Over the last 12 months, major companies such as Shell, Dow,
Dupont, Mobile, etc. moved forward with e-Commerce business. They are radically changing the nature of their culture to create innovation-based cultures. Some are establishing whole new e-Commerce ventures, which are separate businesses. There are two dimensions to the e-business. the first one is E-basics, which focus on current products and services and how to cut costs to become more efficient, and the second is moving to new e-ventures such as partnering with competitors or companies who make products that are different but could be complementary. Forestry will focus on three major avenues for e-Commerce: low-cost interactive, high-value interactive and virtual marketplace. The Information Technology industry will probably outpace by far all other industries for the next decade.

Industry Outlook  (Forest Products Industry)

Global economic conditions should pickup enough later in the year to generate a recovery in domestic and overseas markets. The North American
Pulp and Paper industry has been in recovery for more than three quarters in
1999 and the outlook for continued expansion remains good, according to financial analysts. Growth rates in Europe, Asia and Latin America will be better than in North America, which will give a boost to paper demand throughout the world, according to J.P. Morgan Inc.

To reduce the volatility in pulp and paper markets, companies have focused on consolidation. The possibility of more mergers and takeovers in the industry also encourages industry and market watchers.
Opinions vary but
containerboard and coated papers are most mentioned as sectors where more consolidation may occur. The $2.5 billion merger of Jefferson Smurfit Corp.
and Stone Container Corp in late 1998 opened the way for major capacity rationalization in the containerboard sector. The merger trend continued in
1999 where International Paper Co. acquired rival Union Camp
Corp. for
$6.6 billion. The stock transaction valued Union Camp at $71 a share. The transaction represented a substantial consolidation in two large segments of the paper industry: containerboard and uncoated free-sheet paper. Georgia-
Pacific also merge with distributorship Unisource Worldwide Inc. the U.S.'s largest merchant for $1.24 billion offer. Unisource is G-P's biggest customer
Georgia-Pacific said it could deliver $75 million annually in savings over the next two years. Also, Weyerhaeuser Co., announced a takeover of MacMillan
Bloedel Ltd., Canada's largest paper and forest products group.
 The
transaction strengthened Weyerhaeuser's leading market position as the world's largest producer of softwood lumber and market pulp.
It also moved
Weyerhaeuser up to the No. 3 spot for U.S. producers of containerboard and corrugated packaging. This follows last year's $2.5 billion merger of Avenor
Inc., a Montreal-based company, and Bowater Inc., creating the second largest newsprint manufacturer in North America.

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

The pulp market has finally turned around and pulp producers are expected to have the upper hand in 2000 and beyond. The announced January 1 prices of benchmark northern bleached softwood kraft (NBSK) would, depending on the producer, bring prices to $640 or $650/mton in North America and
$630 or $640/mton overseas. With improved pulp demand, especially in
Asia, and limited new pulp capacity, the market is expected to stay strong into 2001. Pricing reached $600/mton in November 1999. With fewer market pulp producers now and more producers who focus on pulp as a core product, the industry is expected to show more discipline in maintaining announced price levels and balanced inventory. Equity Research Associates expects prices in Europe to average $680/mton in 2000. The market momentum has caused several analyst to revise price forecasts. Salomon Smith Barney said last November that his group was reviewing its global NBSK price forecast of $610/mton for 2000. In mid-October of 1999, Morgan Stanley Dean Witter revised its 2000 forecast to $636/mton from $598/mton.

The newsprint market consumption in 2000 is expected to be flat with 1999's strong levels of 14.4 million mton, according to Pulp & Paper Forecaster.
They expect newsprint prices to average $545/mton in 2000, up almost 7% from an average of about $510/mton in 1999. Industry observers said they expect to see consolidation continue, either through mergers among large newsprint producers or through large producers acquiring smaller operators or stand-alone mills.

The expansion and consolidation activity in the North American tissue market continued to be very active with a number of projects completed in
1999 and 11 new machines are scheduled for start-up in the period 1999 to
2001 in the U.S. which indicates that capacity growth will remain strong.
Global Tissue LLC (formerly Shepherd Tissue Inc.) from Memphis, Tenn., was acquired by Montreal-based Kruger Inc. in February 1999. Georgia-
Pacific Corp. and Chesapeake Corp. announced that they have form a joint venture combining their away-from-home tissue businesses.

U.S. containerboard industry in 1999 underwent a significant change in dynamics and in pricing. The rapid turnaround was caused by North
American producers eliminating 6% of containerboard capacity at the end of
1998, and demand for corrugated containers remaining steady, growing at or nearly 2% above 1998 volume. The turnaround put prices at their highest level by year end 1999 since January 1996. The average kraft lineboard price for 1999 hit $390-$400/tom, just above the five-year average price of
$395/ton.

Companies are purchasing paper mill assets rather than building new greenfield operations, a trend which has been pushed by Wall Street observers for years. Today's basic structures under which the industry operates is different. The traditional thinking in the paper industry that presaged an unprecedented capacity expansion in previous years has been replaced by a more pragmatic approach to business. Managements have begun to change as they focus more on capital and returns.

The industry competes mostly on the basis of price, quality, availability, product choice, sustainability and environmental impact. Consequently, the future of U.S. and Canadian Forest Products Industry depends mainly upon factors which are products that are second-to-none, access to world markets, industry innovation, and a comprehensive global approach to sustainable forestry practices. Market competitiveness starts with economic viability and the outlook is favorable. Notwithstanding the cyclical nature of the industry, being a low cost producer with adequate and attractive financial returns is acceptable, but the ultimate goal for a company is to earn it's cost of capital.

Due to the highly fragmented nature of the industry, Forestry believes that there is a large number of attractive acquisition opportunities in the Forest
Products Industry and will pursue in year 2000 an acquisition project in that industry.

Significant Calendar 1998 Operating Results and Subsequent
Developments

Tax Assessments

The Arizona Department of Revenue is asserting a tax lien for fiscal 1993 and 1994 in the amount of $10,869.34 for unpaid Arizona state taxes against the Company. As of March 9, 2000, the total amount including interest was approximately $42,763.66 .

Future Operations

New management has been consistently involved in the identification and analysis of potential acquisition targets within the timber and forest product industry. Beginning of the new millennium, management has decided to create a new division through its fully own Canadian subsidiary and to be involved in the explosive sector of the Information Technology
(IT).  The
Company expects that these activities will result in further acquisitions and anticipates that such will provide additional corporate growth during the coming years.


Future Project Acquisition

On February 16, 2000, Forestry International announced that it will merge its
Canadian fully owned subsidiary with RMM & Associates, a provider of business-to-business solutions and services for e-Commerce. RMM &
Associates has been involved in the consulting and systems integration business and active in the Information Technology (IT) sector for over 17 years. RMM & Associates has been supporting customers from Fortune 500 companies, small and medium-size corporations, Professional and Membership Association as well as Government Agencies. RMM & Associates expertise resides in its ability to deliver and support adapted solutions such as Networking, Office Automation Tools and e-Commerce solutions. The transaction is subject to the receipt of all consents and approvals of governmental Canadian bodies and it is expected to be completed by May 9, 2000.

On March 8, 2000, Forestry International signed an agreement to acquire all
the outstanding shares of Genilog, Inc. an Information
Technology Research
and Development company headquartered in Montreal, Canada with European operations based in Switzerland. Forestry International will pay in stock the equivalent of CAN $800,000 or approximately US
$550,000
representing 1,750,000 shares of common stock of Forestry
International, Inc.
which are to be issued in compliance with the provisions of Rule 144 of the
Securities Act of 1933 and subject to regulatory hold periods.
Forestry
International will also grant to Genilog, Inc. options to purchase common shares of Forestry International, Inc. in accordance with the terms of the
Company's Stock Option Plan for a period of five years. The acquisition is expected to be completed by June 1, 2000, and Genilog, Inc. will operate as an independent division of Forestry's Canadian operating subsidiary.

Forestry International will pursue through its U.S. Forest Products division, the acquisition of a US Forest Products entity in order to use its tax loss carryforwards of approximately $6.5M for the benefit of its stockholders.
The Company will then spin off the proceed into a distribution to the shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

As of August 26, 1998, the principal business office of the Company is located at 1205 Ampere Street, Suite 206, Boucherville, Quebec,
Canada J4B
7M6. The telephone number is (514) 495-7747. The US registered office is located at 4251 Kipling Street, Suite 560, Wheat Ridge,
Colorado 80033.

ITEM 3. LEGAL PROCEEDINGS

On May 4, May 17 and November 18, 1999, Forestry obtained default judgments in its favor against seven (7) defendants which constitutes final judgment confirming the Company's contention that $930,000 of principal amount of certain indebtedness previously reflected on the Company's balance sheet is not owed to the defendants.

Although Forestry International's books and records reflect an indebtedness in the amount of $146,606 attributable to a promissory note executed by the former President of Forestry, in favor of Dylan-Hutton, Inc. Forestry's position is that the debt is not valid as well as the Notes which Forestry received judgments in its favor. Forestry is seeking to obtain declaration from the Arizona Bankruptcy Court to the effect that this Note is null, void and unenforceable as against Forestry International, Inc. Management expects to achieve the same results where the Court will ultimately declare this debt invalid.


On November 17, 1998 in the United States District Court of
Jackson
Mississippi, Forestry filed a $35,000,000 civil action against Randy Pope,
President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. By this action, Forestry intends to redress the losses incurred by the loss of control of Dixieland
Forest Products.  A pre-trial conference has been set for April
17, 2000 and
a trial scheduled for May 10, 2000. Unless there is a settlement before such time, the trial should proceed within that time frame.

On March 17, 1999 the Arizona Department of Revenue filed an amended complaint against Forestry International, Inc. claiming $10,869.34 in unpaid income taxes, plus interest as of March 9, 1999 in the amount of $31,894.32, for the audited period of March 31, 1993 through March 31, 1994. Although the initial audit by the Arizona Department of Revenue reflected a tax liability base on the sale of certain common shares by Forestry. It appears through a very complicated transaction between the former President of the
Company, Mr. David Shorey and, Rehabnet, Inc., that Forestry have assumed the tax burden of a capital gain on the sale of certain common shares whereas these common shares where originally distributed to Mr. Shorey. If this assumption is correct, there should be no tax liability related to Forestry
International. It is our opinion that Forestry has a good case and is prepared to see it through conclusion. The result of this case is presently indeterminable.
No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the
Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceding paragraphs.

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

                             CLOSING BID    CLOSING ASK

March 31, 1993          1.50           2.50
June 30, 1993           1.875               2.50
September 30, 1993      2.50           4.00
December 31, 1993       2.75           4.00
March 31, 1994          3.00           4.50
June 30, 1994           3.00           5.00
September 30, 1994      3.00           4.00
December 31, 1994       3.00           3.875
March 31, 1995          2.00           4.00
June 30, 1995           2.00           3.00
September 30, 1995      0.75           1.125
December 31, 1995       0.47           0.53
March 31, 1996          0.29           0.30
June 30, 1996           0.12           0.12
September 30, 1996      1.00           1.07
December 31, 1996       1.38           1.38
March 31, 1997          1.20           1.22
June 30, 1997           0.375               0.4375
September 30, 1997      0.18           0.21
December 31, 1997       0.08           0.10
March 31, 1998          0.09           0.15
June 30, 1998           0.09           0.10
September 30, 1998      0.055               0.065
December 31, 1998                 0.14
   0.17
March 31, 1999                       0.21
      0.25
June 30, 1999                          0.22
        0.23
September 30, 1999                0.17
   0.20
December 31, 1999                 0.125
  0.175

The above prices were obtained from National Quotation Bureau, Inc. and from Daily Trade and Quote Summary Report of the NASDAQ Trading &
Market Services. These quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On March 27, 2000 the closing bid was $0.485 and the closing ask price was $0.51, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were 12 broker-dealers publishing quotes.

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

ITEM 6. MANAGEMENTS' PLAN OF OPERATION

Forestry International's initial involvement and primary business was the acquisition of clonal technology relating to the accelerated development of rapid-growth hardwood trees as an alternative wood species source. Effective
February 16, 2000, the Company took a new direction within the Information
Technology (IT) industry.

While actively working toward the completion of the merger of its fully own
Canadian subsidiary with RMM & Associates, the Company has eliminated the majority of its payroll and will utilize contract consultants to maintain its reporting requirements until this new business venture is completed. The proposed transaction is expected to be completed by May 9, 2000. It is anticipated that only nominal funding should be necessary before the completion of the merger which amounts should be available from equity.

The Company, as of December 31, 1999 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and
$2,154,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,500,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Forestry will consult tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses which may, in the opinion of its Board of Directors, warrant the Company's involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Information Technology sector but will not restrict its search to that industry. Forestry may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

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

In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements such businesses history of operations, if any, and prospect for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development and risk factors. Forestry will also consider their niche market, the opportunities to improve operating margins, potential growth and expansion, the economic of the region in which the target is located, the potential for profit, the perceived public recognition or acceptance of such businesses, products, services and other relevant factors. The Company will seek opportunities in the United
States, Europe and Canada. Management believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling. Forestry has targeted several acquisitions to fulfill its management objectives. Also, it is anticipated that prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker dealers, venture capitalists members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisition. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person who submits to the Company a business in which Forestry participates.

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

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS: COMPLIANCE WITH

               SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all current directors, executive officers and
significant employees of the Company and of each significant subsidiary, as
well as their ages:
     Name          Age                  Positions With The
Company

Louis R. Turp       42             President and CEO
Andrea Audet        47                    Secretary / Treasurer
Richard Jamieson    65             Chief Financial Officer

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

Louis R. Turp - Portfolio manager associated with several major
Canadian
brokerage firms for 14 years. Accepted the invitation to serve as a director of Forestry International on July 21 1997 and became President and CEO on
September 1997. Corporate restructuring objective with fundamental emphasis on selected strategic acquisitions and business combinations with profitable operating companies in niche markets, but not limited to the Paper and Forest Products Industry.

Richard Jamieson - Chief Financial Officer of Forestry
International, Mr.
Jamieson has been associated as a Vice President Finance with Commercial
Credit Corporation Ltd. and Royal Insurance Company Ltd. He brings an impressive array of financial, administrative and marketing skills with a strong background in the commercial credit industry.

Andrea Audet - Mrs. Audet has been involved internationally with various companies as a Bookkeeper. As the Director of public relations for a family business for several years, Mrs. Audet is also a real estate agent and a graduate with honors in computer applications. She offers to the Company an international experience with evidence of administrative competence.

ITEM 10. EXECUTIVE COMPENSATION

On December 1, 1998, the Board of Directors authorized the
granting of
stock options to Louis R. Turp, President and Andrea Audet,
Secretary-
Treasurer.  On January 20, 2000, the Board of Directors has
also granted
stock options to Louis R. Turp, Andrea Audet and Richard
Jamieson, Chief
Financial Officer, in recognition of past services and the
shares to be received
by their exercise are subjected to Rule 144 of the Securities
Act of 1933.  The
following table sets forth all cash and any other compensation paid for each
of the two years ended December 31, 1997 and the calendar years ended 1998
and 1999:
                                       Annual
         Long Term
Name And                  Compensation            Other
Compensation
Principal                 Year    Salary ($)       Bonus
Compensation  Options


Louis R. Turp      1997      nil                   nil
   nil           nil
                                    1998      $75,000 (1)
                              100,000 (2)
                                    1999      $75,000 (3)
                        100,000 (2)
Perry Gower        1998      $36,000             nil
nil          nil
                                    1999      $ 9,000 (4)
  nil            nil          nil
Andrea Audet              1998      nil
nil            nil   50,000 (5)
                                    1999      nil
       nil            nil   50,000 (5)
Richard Jamieson        1999      nil                      nil
          nil   50,000 (5)

(1) Was paid in 500,000 restricted common shares at $0.10 per share and the remaining portion of $25,000 cash is to be paid.
(2) Right to purchase up to a maximum of 100,000 shares each of common stock of the company at $0.05 per share for a period of five years.
(3) Was paid in 275,000 restricted common shares at $0.20 per share and the remaining portion of $20,000 cash is to be paid.
(4) Was paid $9,000 in cash for January, April and May 1999 and received
60,000 restricted common shares for February and March 1999.
(5) Right to purchase up to a maximum of 50,000 shares each of common stock of the company at $0.05 per share for a period of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of December 31,
1999, the shares of common stock owned by each current Director and executive officer, by Directors and officers as a group and by each person known to the Company to own more than 5% of the outstanding common shares:

Title Of          Name & Address Of              Amount Of
        Percent of
Class              Beneficial Owner            Beneficial
Ownership        Class (1)

Common        Louis R. Turp                           1,493,156
                   7.3
                       474 Cote Ste-Catherine
                       Montreal, (QC) Canada
                       H2V 2B4

Common        Richard Jamieson                          87,500
                  0.4
                       543 Croissant Simonet
                       Ile Bizard, (QC) Canada
                       H9C 2R9


Common        Andrea Audet                              336,531
                   1.6
                       474, Cote Ste-Catherine
                       Outremont, (QC) Canada
                       H2V 2B4

Officers & Directors
1,917,187                   9.4
as a Group (3 persons)

(1) The figures in this column are based upon approximately
20,421,636
common shares which had been or were to be issued and were outstanding on December 31, 1999.


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

Independent Auditor's Report


Board of Directors
Forestry International, Inc.

We have audited the accompanying balance sheets of Forestry
International,
Inc. as of December 31, 1999 and December 31, 1998 and the related statements of operations, stockholders' equity (deficit) , and cash flows for years ended December 31, 1999 and December 31, 1998. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Forestry
International, Inc. as of
December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.


/s/ Robert Kliaman, CA, CPA (Massachusetts)




Toronto, Ontario
Canada
March 14, 2000





Forestry International, Inc.
Balance Sheets
As at December 31, 1999 and 1998


                   1999                1998
Assets

Current Assets:
Cash and Cash Equivalents(Note 2)                 $ 935
     $ 967
Prepaid Expenses and Deposits
 330                 330



                                                  1,265
     1,297

Fixed Assets (Note 4)
         -                 1,600

Total Current Assets                                  1,265
         2,897























                           (See Accompanying Notes to Financial
Statements)




                                                  Forestry
International, Inc.
                                                        Balance
Sheets
                                          As at December 31,
1999 and 1998


     1999            1998

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Current portion of long term debt (Note 8) $   196,190
     323,568
Accounts Payable                    134,599       131,049
Accrued Payroll and Other Expenses                        -
                152,540
Due to Director
    6,294                    -
Income Tax Payable (Note 9)                             42,764
       40,908
                                            _________
________
    Total Current Liabilities            379,847
647,465


Stockholders' Equity (Deficit):
Preferred Stock, Par Value $.0001 Per
  Share, Authorized 10,000,000 Shares
Common Stock, Par Value $.0001 Per
  Share, Authorized 100,000,000 Shares:
  Issued and Outstanding 20,421,636 Shares        2,042
             1,738
Common stock subscribed   325,000 shares
              18,275
Capital in Excess of Par Value         7,422,620       7,078,223
Accumulated deficit                          (7,803,244)
(7,742,804)

    Total Stockholders' Equity                (378,582)
     (644,658)

Total Liabilities and Stockholders' Equity     $   1,265
       $    2,897






(See Accompanying Notes to Financial Statements)






  Forestry International, Inc.
Statement of Operations
For the years ended December 31, 1999 and 1998


                                 1999
  1998




Operating Expenses
Depreciation
                  $      1,600             $
2,400
General & Administrative
             183,764         255,283




                              185,764
257,283

Other Income (Expense):
Interest Expense                      (39,186)
      (41,557)




                              (39,186)
(41,557)


Net Loss Before Extraordinary Item
  ($224,550)                    ($299,240)

Extraordinary gain (Note 11)
              164,110      763,225

Net Income
                    $60,440       $ 463,985

Earnings per Common Share:
    Net loss before Extraordinary Item
         $ ( 0.01)                  ($ 0.02)
    Extraordinary Item
                        0.01             0.05
    Net Income (Loss)
                 $       -           $ (0.03)

Weighted Average Number
  of Common Shares                18,130,231
17,319,249



(See Accompanying Notes to Financial Statements)









Forestry International, Inc.
Statement of Stockholder's Equity (Deficit)
For the years ended December 31, 1999 and 1998





                                Common Stock Paid
in         Common Stock

                    Capital in       Subscribed

     Net
                                 Number
       Par                         Excess of
                             Accumulated
          Stockholders
                                of Shares
      Value                       Par Value
                                Deficit
                   Equity


Balances at
Dec. 31, 1997           15,599,517
1,542                       6,941,327
    -               (8,206,789)
    2,122,061

Issuance of
Common stock
for cash                       1,860,000
      186                            96,361
    18,275                     -
                114,822

Cancellation of
Common Stock            (241,375)
(24)                                 -
          -                        -
                          (24)

Issuance of
Common stock
for Services                   341,375
      34                          40,535
          -                        -
                      40,569

Net Income                          -
           -                                 -
                    -                    463,985
                         463,985

Balances at
Dec. 31, 1998           17,377,833
1,738                       7,078,223
    -               (7,742,804)
      (644,568)

Subscription and
Issuance of
Common Stock
for Cash                      2,356,303
    173                           199,477
  (18,275)                   -
              181,375

Cancellation of
Common Stock                 -
      -                              -
           -                         -
                            -

Issuance of
Common Stock
for Services                    687,500
    131                           144,920
         -                        -
                   145,051


Net Income                           -
          -                                    -
                     -                  (60,440)
                         (60,440)

Balances at
Dec. 31, 1999            20,421,636
2,042                       7,422,620
   -               (7,803,244)
     (378,582)





(See Accompanying Notes to Financial Statements)


Forestry International, Inc.
Statement of Cash Flows
For the years ended December 31, 1999 and 1998

                                       1999                  1998


Cash Flows from Operating Activities:
Net Loss before Extraordinary Item                   ($ 224,550)
      ($ 299,240)
Adjustments to Reconcile Net Income to net

cash provided by operating activities:
Depreciation                               1,600
2,400


Change in assets and liabilities:
(Increase) Decrease in prepaid expenses
and deposits
                 -                    (330)
Decrease (Increase) in Accounts Payable
and Accrued liabilities               (148,990)            55,652
Increase (Decrease) in interest and Income
Taxes Payable                               2,456
(600)
Equipment held for sale
          -                60,175

Total adjustments                       (146,534)        114,897


Net Cash provided by Operating Activities
(369,484)      (181,943)

Cash Flows from Financing Activities
Advances from Directors
     6,294               -
Capital Stock Issuance
    344,701         137,092
Increase in long-term debt
    36,732           34,666
Decrease in related party debt
       -                (9,895)
Subscription of common stock
(18,275)          18,275


Net Cash provided by Financing Activities              369,452
      180,138

Net Decrease in Cash and Cash Equivalents
(32)           (1,805)
Net Cash and Cash Equivalents, beginning of year         967
        2,772
Net Cash and Equivalents, end of Year               $   935
       $ 967



(See Accompanying Notes to Financial Statement)
FORESTRY INTERNATIONAL, INC
Notes to Financial Statements
December 31, 1999

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

The Company has restructured its operations for the primary purpose of seeking selected acquisitions with a number of entities primarily in the forest products industry and the Information Technology sector..

(2) Summary of Significant Accounting Policies

      (a) Cash and Cash Equivalents


All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand.

     (b)  Fixed Assets

Fixed assets are stated at cost. Fixed Assets of the Company are depreciated using the straight-line method over the estimated useful lives of the respective assets, which has been determined to be five to seven years for equipment.

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

     (d) Computation of Earnings Per Share

Earnings per share is based upon the weighted average number of common shares outstanding.
Outstanding stock options are non-dilutive as of December 31, 1999.

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

Since the Company lost control of Dixieland, it has lost substantially all of the assets of the Company. In order to meet its liability requirements, management has proceeded to dispose of certain assets and substantially reduce and delay expenditures. It is likely that management's plans for dealing with such adverse circumstances can be implemented for the duration of the fiscal year ending December 31, 2000.

(4)     Fixed Assets

           Accumulated                    Net              Net
                                                Cost
        Depreciation                   1999            1998



Office Equipment                $ 6,000                    $
  6,000               $       -            $   800
Computers and software         6,000
6,000              $        -                 800



                                             $12,000
      $      12,000              $       -

(5)   Capital Stock

        Authorized
           10,000,000       preferred shares, par value $0.0001
per share
         100,000,000       common shares, par value $0.0001 per
share

                                                   1999
   1998




Issued and Outstanding
        20,421,636   1998 (17,377,833) common shares
           $     2,042      $   1,738
                   NIL   1998 (325,000) common stock subscribed
                      -            18,275
                   NIL   preferred shares
                                          -                 -
                            Capital in excess of par value
                         7,422, 620    7,078,223

                                        $7,424,662   $7,098,236

(6)   Uncertainty Due to the Year 2000 Issue

The year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.

The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

(7)   Fair Value of Financial Instruments

The fair values of cash and cash equivalents, notes payable and accounts payable approximate cost because of the short-term maturity of these financial instruments. Long-term debt including current maturities are at variable rates tied to the prime rate and therefore carrying values approximate fair values. The estimated fair values of the Company's financial instruments are as follows:

                                      December 31, 1999
               December 31, 1998
                                       Carrying         Fair
                      Carrying         Fair
                                       Amount        Value
                    Amount       Value
Financial assets:
 Cash and cash
 equivalents            $          935      $     935
             $      967     $     967

Financial Liabilities:
 Accounts Payable and
 accrued liabilities       134,599      134,599
        109,717     109,717
 Long term debt           196,190      196,190
       323,568     323,568


(8)   Long term Debt

A summary of unrelated long-term debt follows:

Notes payable to unrelated parties, 12% interest bearing;
convertible into common shares; principal and interest was due December 31, 1997.


1999                   1998

-------------           ------------
Long term debt                                   $ 196,190
   $   323,568
Less current portion                              196,190
      323,568

--------------        ---------------
                                                            $
 -                          -

--------------        ---------------

Management disputes the validity or existence of this debt. In that regard, the Company has initiated litigation to have the debt declared invalid and is otherwise seeking to have the debt determined invalid.

(9)     Income Taxes

At December 31, 1999 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and $2,154,000 respectively.

     Year of loss               Year of
     Losses
                                       expiration
Federal                 State

      March 1995                 2000                     -
               318,000
      March 1996                 2001                     -
               781,000
      March 1996                 2011               2,485,000
        270,000
      December 1996           2012                  237,000
            -
      December 1997           2013                  353,000
      353,000
      December 1998           2014                  299,000
      299,000
      December 1999           2015                  133,000
      133,000

-------------          -------------


3,507,000           2,154,000

Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $1,663,000 at December 31, 1999 and $1,318,000 at December 31, 1998. Realization of this tax benefit depends upon the Company's future revenue from acquisitions.

A loss limitation applies if there is an acquisition of control of the Company. Generally the amount of net operating loss carryforwards would be limited to the value of the Company when control changed times the long-term tax-exempt rate.

At December 31, 1999, the Company also had net capital loss carryforwards for federal and state income tax purposes of approximately $1,500,000. Capital losses are deductible only to the extent of capital gains for a period of five years and may not offset operating income. The tax benefit will be reflected when realized.

Management is unable to predict whether future revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore valuation allowances of $1,663,000 and
$1,318,000 have been provided at December 31, 1999 and December 31, 1998, respectively to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilize the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

Significant components of the provision for income taxes for the year ended December 31, 1999 and year ended December 31, 1998 are as follows:


                                                          Dec
31, 1999       Dec 31, 1998

---------------               ----------------
Deferred income tax (benefit):
               Federal
$1,423,000                               $ 1,147,000
               Less allowance                      1,423,000
   1,147,000

------_-------                 -------_------

---------------               --------------
               States
240,000                    171,000
               Less Allowance                       (240,000)
  (171,000)


      Total deferred tax benefit                 $      -
               $        -

The current income tax liability consists of the following balance due from the year ended March 31, 1993 and 1994:


   1999                           1998

----------------            ----------------

          State tax                                        $
10,869                      10,869
          Penalty and Interest                         31,895
                  29,439

-------------             ---------------

$ 42,764                   $ 40,308

========          ==========

A reconciliation of the provision for income taxes to the federal statutory rate is:

   1999                           1998

----------------              ---------------
   Statutory federal rate                               34.0%
                     34.0 %
   Change in valuation allowance                   -
                           -

----------------              ---------------
                                                           34.0
%                       34.0%
                                                      ==========
                 =========

(10)     Stock Options

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant. The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. At December 31, 1999 there were options exercisable but none were exercised.

On December 1, 1998 the Board of Directors authorized the granting of stock options to Louis Turp, President and CEO, to purchase up to 100,000 shares each of common stock of the company at $.05 per share for a period of five years and Andrea Audet, Secretary-Treasurer, to purchase up to 50,000 shares of common stock of the Company at $0.05 per share for a period of five years. The options were granted in recognition of past services and the shares to be received by their exercise are subjected to Rule 144 of the Securities Act of 1933. On January 20, 2000 the Board of Directors authorized the granting of stock options to Richard Jamieson, CFO, and Andrea Audet, Secretary-
Treasurer, to purchase up to 50,000 shares of common stock of the Company at $0.05 per share for a period of five years. Louis R. Turp, President, was also granted of stock options to purchase up to 100,000 shares of common stock of the Company at $0.05 per share for a period of five years.
(11)    Extraordinary Gain

As a result of a Judgment in a lawsuit in 1999 filed by the Company against certain creditors, debts totaling $164,110 were rendered null and void. This gain results in increased earning of $0.01 per common shares.

As a result of a Judgment in a lawsuit filed in 1998 by the Company against certain creditors, debts totaling $763,225 (net of tax of $323,989 and valuation allowance reduction of $323,989), were rendered null and void. This gain results in increased earnings of $0.05 per common share.


(12)   Subsequent Event

On February 16, 2000, the Company entered into an agreement to acquire all the shares of 25247883
Quebec, Inc. and all of the shares owned by Valence Ratelle, Inc. in Les Services Informatiques
RMM, Inc. The agreement stipulates that the consideration payable is an amount equivalent to the total outstanding common shares of the Company at the time of closing. Including in the transaction is a building owned by Gestion RMM "Societe en commandite".

On March 8, 2000, the Company entered into an agreement to purchase all the outstanding shares of Genilog, Inc. The consideration payable for Genilog, Inc. is
1,750,000 common shares of the
Company.





















SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Forestry International, Inc.
----------------------------------
(Registrant)

By: /s/ Louis R. Turp, President
----------------------------------
(Signature and Title)

March 14, 2000
----------------------------------
Date


























Louis R. Turp, President
Forestry International, Inc.
1205 Ampere Street
Suite 206
Boucherville, Quebec
Canada    J4B 7M6


Dear Louis,

I hereby consent to the use of my name as the auditor in the Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 and year ended December 31, 1998 filed by Forestry International,
Inc. on Form 10-KSB.


/s/
Robert Kliaman, CA, CPA (Mass)
March 14, 2000

Toronto, Ontario
Canada