Form 10QSB
period 2000-03-31
FORESTRY INTERNATIONAL INC
filed 2000-05-15
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


                   (Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 March 31, 2000


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

                  As of March 31, 2000, registrant had one class of commons stock, of which 20,452,636 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)















PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]

































Forestry International, Inc.
Balance Sheet
March 31

             2000                  1999




      (Unaudited)       (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalents                               $
70,685          $       728
Prepaid Expenses & Deposits
330



                 Total Current Assets
71,015                   728


FIXED ASSETS

Office Equipment
     -                     6,000
Computers and Software
-                     6,000



                                      12,000
       Less Accumulated Depreciation                        -
               10,800

             Net Property and Equipment                       -
                   1,200



Total Assets
                                       $ 71,015           $
1,928










(See Accompanying Notes to Financial Statements)





Forestry International, Inc.
Balance Sheet
March 31


         2000                    1999

                              Consolidated


    (Unaudited)         (Unaudited)

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Current portion of Long Term Debt (Note 5)$ 196,190           $
 337,277
Accounts Payable
71,648                130,493
Accrued Payroll and Other Expenses                     -
            136,156
Tax Payable (Note 5)
42,764                 42,764
Due to Director
   8,294                   7,332

     Total Current Liabilities                       318,896
          650,022


Stockholders' Equity: (Deficit)
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares

Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 20,452,636 Shares                          2,045
               1,792
Common stock subscribed                                      -
                   18,275
Capital in excess of par value                      7,601,718
          7,132,169

Accumulated Deficit                                  (7,851,644)
          (7,800,330)

     Total Stockholders' Equity               (247,881)
   (,648,094)

Total Liabilities and Stockholders' Equity  $  71,015
  $     1,928


(See Accompanying Notes to Financial Statements)



Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

                                                         Three
Months Period Ended March 31

             2000                       1999

        (Unaudited)               (Unaudited)


Operating Expenses:
General & Administrative           48,400
45,363

Operating Loss                    (48,400)               (45,363)

Other Income (Expense):
Interest Expense                          -
(12,163)




                  -                     (12,163)




Net Loss                         (48,400)               ($57,526)



Accumulated Deficit, Beginning                  ($7,803,244)
     ($7,742,804)
Accumulated Deficit, Ending                       ($7,851,644)
       ($7,800,330)

Net Loss per Common Share (Note 2)          ($0.002)
    ($0.003)

Weighted Average Number
of Common Shares
20,452,636            17,544,499


(See Accompanying Notes to Financial Statements)









Forestry International, Inc.
Statement of Cash Flows

                                                          Three
Months Period Ended March 31

              2000                      1999

                                  Consolidated
                              (Unaudited)             (Unaudited)

Cash Flows from Operating Activities:

Net Loss
   ($ 48,400)           ($ 57,526)

Adjustments to Reconcile Net Income to net

cash provided by operating activities:                        -
                            -

Depreciation
          -                             400


Change in Assets and Liabilities:


Decrease in prepaid expenses and deposits
                      300
  Decrease in Accounts Payable and



Accrued liabilities
 (62,951)                (16,910)

Tax Payable
        -                          2,456


Total adjustments
(62,951)                 (16,754)



Net Cash provided by Operating Activities    ($111,351)
   ($71,280)

Cash Flows from Financing Activities:


Advances from Directors
2,000                       -

Capital Stock Issuance
179,101                  54,000

Increase in long-term debt
-                          9,709

Increase in related party debt
-                          7,332




Net Cash Provided by Financing Activities    $181,101
   $ 71,041

Net Increase in Cash and Cash Equivalents    $  69,750
      ($ 239)
Net Cash and Cash Equivalents, beginning

of year
            935                      967





Net Cash and Equivalent, End of Period          $ 70,685
   $       728

(See Accompanying Notes to Financial Statement)
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
March 31, 2000

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Companys 1999 Annual Report on
Form 10-KSB. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods.
Outstanding stock options are
non-dilutive as of March 31, 2000.

(3)     Liquidity

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of ($247,881) at the quarter ended March 31, 2000. The company generated no operating revenue for the three months ended March 31, 2000.

(4)    Concentrations

On March 31, 2000 cash in bank account did not exceed federally insured limits.

(5)     Contingency

On November 17, 1998 in the United States District Court of Jackson Mississippi, Forestry filed a
$35,000,000 civil action against Randy Pope, President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The
Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. Mr. Pope filed a counter-claim for $300,000 based on money he paid for the operation of Dixieland, which was payment for the benefit of Dixieland.
 FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements

March 31, 2000



On March 27, 2000, a Motion for Summary Judgment was denied to
Randy Pope and on April 17,
2000, the Court has set the case for trial on May 22, 2000. It was subsequently rescheduled at the request of the defendant on May 30, 2000. Unless there is a settlement before such time, the trial should proceed within that time frame.

Forestry International's books and records reflect an indebtedness in the amount of $146,606 attributable to a promissory note executed by the former President of Forestry, in favor of Dylan-
Hutton, Inc. Forestry's position is that the debt is not valid as well as the Notes which Forestry received judgments in its favor. On May 19, 2000, Forestry will seek to obtain declaration from the Arizona Bankruptcy Court to the effect that this last Promissory Note on the Company's Balance
Sheet is null, void and unenforceable as against Forestry International, Inc. Management expects to achieve the same results where the Court will declare this debt invalid.

On March 17, 1999 the Arizona Department of Revenue filed an amended complaint against
Forestry International, Inc. claiming $10,869.34 in unpaid income taxes, plus interest as of March
9, 1999 in the amount of $31,894.32, for the audited period of March 31, 1993 through March 31,
1994. The Company is seeking to reach a settlement agreement with the Arizona Department of
Revenue. The result of this case is presently indeterminable.

No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceding paragraphs.

(6)      Subsequent Events

On May 3, 2000, Forestry International has completed its merger of its Canadian fully owned subsidiary with RMM & Associates, a provider of business-to-business solutions and services for e-Commerce. RMM & Associates has been involved in the consulting and systems integration business and active in the Information Technology (IT) sector for over 17 years. RMM & Associates has been supporting customers from Fortune 500 companies, small and medium-size corporations,
Professional and Membership Association as well as Government Agencies. RMM & Associates expertise resides in its ability to deliver and support adapted solutions such as Networking, Office
Automation Tools and e-Commerce solutions.

To better reflect its present stage of business and the industry in which the Company is now involved, on April 26, 2000 the State of Colorado had approved the Company's request to operate under the new trade name of INFYNIA.com, which will also apply for the Canadian subsidiary.
On March 8, 2000, Forestry International signed an agreement to acquire all the outstanding shares of Genilog, Inc. an Information Technology Research and Development company headquartered in
Montreal, Canada with European operations based in Switzerland. Forestry International will pay in stock the equivalent of CAN $800,000 or approximately US $550,000 representing 1,750,000 shares of common stock of Forestry International, Inc. which are to be issued in compliance with the provisions of Rule 144 of the Securities Act of 1933 and subject to regulatory hold periods. Forestry
International will also grant to Genilog, Inc. options to purchase common shares of Forestry
International, Inc. in accordance with the terms of the Company's Stock Option Plan for a period of five years. The acquisition is expected to be completed by July 1, 2000, and Genilog, Inc. will operate as an independent division of Forestry's Canadian operating subsidiary (Infynia.com).

Forestry International will pursue through its U.S. Forest
Products division, the acquisition of a US
Forest Products entity in order to use its tax loss
carryforwards of approximately $6.5M for the
benefit of its stockholders.  The Company will then spin off the proceed into a distribution to the
shareholders.
 .

ITEM 2.  MANAGEMENTS PLAN OF OPERATION.

Forestry International's initial involvement and primary business was the acquisition of clonal technology relating to the accelerated development of rapid-growth hardwood trees as an alternative wood species source. Effective February 16, 2000, the Company took a new direction within the Information Technology (IT) industry and on May 3, 2000 has completed the acquisition of RMM
& Associates..

The Company, as of March 31, 2000 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,536,000 and $2,181,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,500,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Forestry has consulted a CPA (Mr. Robert Kliaman) to determine to which extent this tax loss may be used for the benefit of its stockholders.

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

Since new management got involved in the daily operation of Forestry International, the analysis of potential business endeavors will be undertaken by or under the supervision of the Company's
Directors. The Directors are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate.

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

May 12 , 2000
Date