Form 10QSB
period 2000-06-30
FORESTRY INTERNATIONAL INC
filed 2000-09-01
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 June 30, 2000

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

Issuer?s telephone number (514) 495-7747

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

          APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer?s classes of common equity, as of the latest practicable date:

As of June 30, 2000, registrant had one class of commons stock, of which 25,440,736 shares were outstanding among which 5,246,083 are in stop transfer.

Transitional Small Business Disclosure Format (Check one):  Yes
X
No
(Added by Exch Act Rel No. 31905, eff 4/26/93)


























PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]


































Forestry International, Inc.
Balance Sheet
June 30


144:    	2000	1999
 Consolidated   Non-Consolidated
(Unaudited)         (Unaudited)
Assets
Current Assets:
Cash and Cash Equivalent           $            -            $
2,664
Accounts Receivable
534,775            	-
Inventory
117,895            	-
Notes Receivable, non-interest bearing                  26,900
	-
Due from Shareholders
230,969        	-
Prepaid Expenses and Sundry Assets                       1,727
	-



                 Total Current Assets
912,266              2,664

Property and Equipment
Buildings
106,979           	-
Office Equipment
35,086               6,000
Computers and Software
258,384               6,000
Vehicles		            48,370       	-
176:

448,819              12,000
       Less Accumulated Depreciation                     301,781
11,200

             Net Property and Equipment
147,038                  800

Other Assets:
Long Term Investments
110,854                       -

Total Assets
$  1,170,158            $  3,464



(See Accompanying Notes to Financial Statements)




Forestry International, Inc.
Balance Sheet
June 30


2000                  1999

Consolidated  Non-Consolidated

(Unaudited)        (Unaudited)
Liabilities and Stockholders? Equity (Deficit)
Current Liabilities:
Bank Deficiency 	                         $ 34,188
$   	-
Bank Loan			     163,753                 	-
Accounts Payable
504,135                 128,493
Accrued Payroll and Other Expenses                        -
138,471
Income Tax Payable
70,334                   42,764
Due to Related Party
-                      18,964
Current Portion of Long-Term Debt                  22,102
342,984

Total Current Liabilities                       794,512
671,676

Long Term Debt - Unrelated                              90,381
-
Loan Payable		                              4,492
-
Deferred Income Taxes
3,838                       -
Contingency (Note 5)

Stockholders? Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares
Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 25,440,763
(1999-18,629,333) Shares
2,544                  1,863
Additional Paid in Capital
7,746,955           7,218,596

Retained Earnings
(7,472,564)        (7,888,671)

Total Stockholders? Equity                     276,935
(668,212)
Total Liabilities and Stockholders? Equity    $1,170,158
$     3,464

(See Accompanying Notes to Financial Statements)




Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

                                               Three Months
Ended June 30                  Six Months Ended June 30
                    2000                    1999
2000                      1999
                                            Consolidated    Non-
Consolidated    	Consolidated    Non- Consolidated
                                             (Unaudited)
(Unaudited)                  (Unaudited)           (Unaudited)

Operating Revenue	(Note 1)$ 535,483           $         -
$  535,483            $       -

Cost of Sales	                415,144                       -
415,144                     -
                                              _________
__________                        _________          _________
Gross Margin          120,339                       -
120,339                     -


Operating Expenses:

Selling			  58,422	            -		     58,422
	        -
Gen. & Administrative           193,947
78,634                            255,716             123,997
Financial 		    3,291	            -		       3,291
	        -
                                               _________
_________                    _________          _________
Operating Loss                      (135,321)
(78,634)                          (197,090)          (123,997)
                               _________             _________
_________          _________

Other Income (Expense):

Interest Expense                           -
(9,707)                                -
(21,870)
Profit Share in
     Limited Partnership	      220	               -
220	         -

Total Other Income and Exp        220
(9,707)                                  220
(21,870)
                                                _________
_________                   __________         _________

Loss Before Income Taxes
     And Extraordinary Item

Extraordinary Gain		196, 190	              -
196,190	           -

Income Tax (Benefit)                  2,832
-                                    2,832
-
                                                 _________
_________                    _________          _________
Net Income (Loss)                     58,257                  ($
88,341)                           (3,512)         ($ 145,867)
                                                 _________
_________                    _________         ___________

Retained Earnings, Beginning (7,530,821)        ($7,800,330)
(7,469,052)       ($7,742,804)

Retained Earnings, Ending      (7,472,564)        ($7,888,671)
(7,472,564)        ($7,888,671)


Net Loss per Common Share   ($0.002)                    ($0.005)
($0.000)             ($ 0.008)


Weighted Average Number
of Common Shares                 25,276,547           18,154,999
22,473,317          17,849,749


(See Accompanying Notes to Financial Statements)


Forestry International, Inc.
Statement of Cash Flows

                                         Three Months Ended June
30                        Six Months Ended June 30
                                                   2000
1999                                  2000
1999
                                         Consolidated    Non-
Consolidated    	Consolidated    Non- Consolidated
                                             (Unaudited)
(Unaudited)                      (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)                       58,257         ($88,341)
(3,512)        ($145,867)

Adjustments to Reconcile Net Loss
Amortization & Depreciation        1,083                 400
1,083                   800
 (Increase) Decrease in:
 Prepaid Expenses and
    Sundry Assets                              -
-                                                    -
330
 Acc Pay And Accrued Exp        (70,178)               315
(76,162)           (16,625)
 Due to Related Parties                16,180            11,632
(40,595)            18,964
 Income Tax Payable                          -
-                                              -
2,456

Net Cash Used by Oper.
 Activities                                      5,342
(75,994)                               (119,187)
(139,942)

Cash Flows from (Applied to)
  Investing Activities:
Acquisitions of Subsidiary,
  net of cash acquired	  (404,526)
(404,526)

Net Cash Used by Investing
  Activities                                (404,526)
-                                   (404,526)
-

Cash Flows From (Applied to)
  Financing Activities:
Issuance of Common Stock        293,837            68,223
324,837           122,223
Increase in Debt                                  -
9,707                                             -
19,416

Net Cash Provided by
  Financing Activities                 293,837            77,930
324,837           141,639

Net Increase (Decrease)
  in Cash                                    (105,347)
1,936                                 (198,876)
1,697

Cash, Beginning of Period           71,159                  728
935                  967

Cash, End of Period                    (34,188)
2,664                                 (197,940)
2,664



(See Accompanying Notes to Financial Statement)






FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 2000

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements of June 30, 2000 represents the results of the Canadian fully own subsidiary of the Company for the period starting May 2, 2000 through June 30, 2000. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. The results of operations for the six months ended
June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods.
Outstanding stock options are
non-dilutive as of June 30, 2000.

(3)     Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders equity of $276,935 at the quarter ended June 30, 2000. The company generated $535,483 operating revenue for the six months ended June 30,
2000. See Note 1 and Item 2, Management?s Plan of Operation.

(4)    Concentrations

On June 30, 2000 cash in bank account did not exceed federally insured limits.

(5)     Contingency

On November 17, 1998 in the United States District Court of
Jackson Mississippi, the Company
filed a $35,000,000 civil action against Randy Pope, President of Dixieland Forest Products, Inc.
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
June 30, 2000


for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant?s actions. Mr. Pope filed a counter-claim for $300,000 based on money he paid for the operation of Dixieland, which was payment for the benefit of
Dixieland. To that effect, a trial started on May 30, 2000. Notwithstanding extensive efforts by the Defendant and his lawyers to cause Forestry?s claims to be dismissed prior to trial through summary judgment motions and the attempts to have the case dismissed at trial, the case proceeded to jury deliberations which, unfortunately, resulted in a deadlocked jury and ultimately an order of a mistrial by the Judge. The Company is presently waiting to the Court to determine the new trial date.

On June 6, 2000, the Superior Court of the State of Arizona granted a Summary Judgment in favor of the Arizona Department of Revenue and against the Company for unpaid State corporate income taxes and interest in the amount of $10,869.34 and $36,008.92 calculated through May
31, 2000, for tax period March 31, 1994 through March 31, 1994. Although on July 3, 2000 the
Company submitted the Judgment to the Court of Appeals of the State of Arizona.

No other legal proceedings to which the Company is a party or to which the property of the
Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceding paragraphs.

(6)   Subsequent Events

On July 5, 2000, the company have announced two contracts with the ?Bureau des Soumissions
Deposees du Quebec? (BSDQ) and Quebec Cartier Mining Corporation
(QCM) that will generate
approximately $800,000 in sales. Also, on July 5, 2000 the Company has reevaluated its proposed acquisition of Genilog, Inc. After several discussions with Genilog?s management, the
Company?s Board of Directors with its financial advisers has determined that it is in the best interest of both corporations to pursue their four (4) year strategic alliance rather than integrate the two entities under the same roof.




ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.


The Company?s initial involvement and primary business was the acquisition of clonal technology relating to the accelerated development of rapid-growth hardwood trees as an alternative wood species source. Effective February 16, 2000, the Company took a new direction within the Information Technology (IT) industry and on May 3, 2000 has completed the acquisition of RMM & Associates.

The Company, as of June 3, 2000 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,500,000 and $2,100,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,500,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains.

New management has determined that the Company?s new business strategy plan is primarily to seek one or more potential businesses, which may, in the opinion of its Board of Directors, warrants the Company?s involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Information Technology sector but will not restrict its search to that industry. The Company may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management?s discretion is otherwise unrestricted, and it may participate in any business, whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

The Company may acquire any entity or position in a company, which is (i), a fully integrated corporation in a specific segment of its industry; or (ii) in its preliminary or development stage;
or (iii) is a going concern. In other instances, possible business endeavors may involve the acquisition of or a merger with a company that does not need additional equity, but seeks to establish a public trading market for its securities. Businesses that seek the Company?s participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and State securities laws.

Since new management got involved in the daily operation of the Company, the analysis of potential business endeavors will be undertaken by or under the supervision of the Company?s
Directors. The Directors are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate.


In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements such businesses history of operations, if any, and prospect for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development and risk factors. The Company will also consider their niche market, the opportunities to improve operating margins, potential growth and expansion, the economic of the region in which the target is located, the potential for profit, the perceived public recognition or acceptance of such businesses, products, services and other relevant factors. The Company will seek opportunities in the United States, Europe and
Canada. Management believes that geographic and customer diversification will enhance the
Company?s stability to fluctuations in regional economic conditions or changes that affect particular market segments. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling. The Company has targeted several acquisitions to fulfill its management objectives. Also, it is anticipated that prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker dealers, venture capitalists members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisition. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder?s fee or other compensation to an investment banking firm or other person who submits to the Company a business in which the Company participates.

























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

August 28, 2000
Date