Form 10QSB
period 2000-09-30
FORESTRY INTERNATIONAL INC
filed 2000-11-13
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 2000


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

 As of September 30, 2000, registrant had one class of commons stock, of which 25,440,736 shares were outstanding among which 5,246,083 are in stop transfer.


Transitional Small Business Disclosure Format (Check one):    Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)




































PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]



































Forestry International, Inc.
Balance Sheet
September 30


            	2000                  1999



		                        Consolidated	     Non-Consolidated
			  (Unaudited)         (Unaudited)

Assets
Current Assets:
Cash and Cash Equivalent  $               -           $      3,151
Accounts Receivable            	    275,223	 	      -
Inventory		    125,891	        -
Notes Receivable            	        -	        -
Due from Shareholders             	        -                    -
Prepaid Expenses	      1,727        	        -

                                      402,841                3,151

Property and Equipment

Lands			    121,060	        -
Buildings		    342,353		        -
Office quipment	     35,086               6,000
Computers and Software	    258,385               6,000
Vehicles		     54,893	        -

			    811,767              12,000

Less Accumulated Depreciation	    303,402              11,600
Net Property and Equipment	    508,365                 400

Long Term Investments     	     90,812                  -
Goodwill		      -  	        -

Total Assets                   $    1,002,016        $      3,551



(See Accompanying Notes to Financial Statements)






Forestry International, Inc.
Balance Sheet
September 30


                      2000                  1999

             Consolidated     Non-Consolidated
                                            (Unaudited)        (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:

Bank Deficiency 	                      $ 52,901            $ 	-
Bank Loan			             109,954                 	-
Accounts Payable		             234,607              131,000
Purchase Balance payable	                -			-
Accrued Payroll		                -                     -
Income Tax Payable		              72,597		              42,764
Due to Related Party		                -                  10,461
Current Portion of Long-Term Debt	              22,102              352,691
				             492,161		             675,387


Long Term Debt		             201,307			-
Loan Payable		               4,482			-
Deferred Income Taxes		               3,839			-


Stockholders' Equity
Shares			               2,544		               1,739
Additional paid in capital	           7,746,955		           7,280,971
Retained Earnings		          (7,449,260)          (7,954,548)

Total Stockholders' Equity                     300,219              671,836)

Total Liabilities and Stockholders' Equity $ 1,002,016          $     3,551









                 (See Accompanying Notes to Financial Statements)





Forestry International, Inc.
Statement of Operations and Changes in Retained Earnings

	            Three Months Ended September 30    Nine Months Ended September 30
                       2000		1999		  2000		    1999
	            Consolidated  Non-Consolidated    Consolidated   Non-Consolidated
     		 (Unaudited)    (Unaudited)	   (Unaudited)      (Unaudited)


Operating Revenue$    507,424       $    -     $    1,042,908      $     -
Cost of Sales	         280,472            -            695,612            -

Gross Margin	         226,952            -		                 347,296	      -

Operating Expenses:

Selling		  111,355	           -			            169,777	     -
Gen. & Administrative  79,561 	         56,168			335,277	   180,165
Financial 		    5,611	            -		              8,801 	    -
			_________	       _________             _________ _________
                      196,527	         56,168			513,855	   180,165

Operating results	   30,426	        (56,168)		          (166,559)	  (180,165)

Interest Expenses	     -	         (9,707)			   -       (31,577)
Loss on disposal of
Investments		   (8,655)	            -			(8,655)       -
Profit Sharing in a
Limited Partnership	    3,778		            -			 3,996        -
277:
Other Income &
Expenses		   (4,877)	         (9,707)			(4,857)    (31,577)
Net Income (Loss)
Before Income taxes
and Extraordinary
item			   25,548	        (65,875)		          (171,316)	   (211,742)
Extraordinary gain	      -               -			           196,190	        -
Income tax		    2,264             -                   5,101         -
			    ______        _________            _________   _________
Net Income (Loss) $	   23,284       $  (65,875) 			$ 19,773   $ (211,742)
Retained Earnings
Beginning	      (7,472,564)      (7,888,671)  		(7,469,052)(7,742,804)

Retained Earnings
Ending             (7,449,280)      (7,954,546)			(7,449,279)(7,954,546)

Net Gain or (Loss)
Per Common Share	   $0.001		        ($0.004) 		($0.0001)     ($ 0.01)
Weighted Average
Number of Common
Shares             25,276,547       18,154,999			22,473,317  	17,849,749


(See Accompanying Notes to Financial Statements)

Forestry International, Inc.
Statement of Cash Flows

 		Three Months Ended 	Nine Months Ended
 		September 30		Septembre 30
		2000	1999	2000	1999
309:		Consolidated   Non- Consolidated    Consolidated   Non-Consolidated
 (Unaudited)                (Unaudited)     (Unaudited)
Cash Flows from
Operating Activities:
Net Income (Loss)	$ 23,284	$  (65,875)	$  (19,773)	$  (211,742)

Adjustments to
Reconcile Net
Income (Loss)
Amortization of
capital assets	1,623	400	2,707	1,200
Loss on disposal
of investments	8,655	-	8,655	-
Profit sharing in
a Limited Partnership	(3,778)	 -	(3,996)	-
324:		29,784	(65,475)	27,137	(210,542)
Change in non-cash
Operating working
Capital		242,154	(5,996)	130,109	(871)
Net cash used by
Operating activities	271,938	(71,471)	157,246	(211,413)
Cash flows applied to
investing activities:
Acquisition of
Subsidiary, net
of cash acquired	-	 -	 (404,526)	 -
Acquisition of long-
term investments	(23,500)	 -	(23,500)	 -
Disposal of long-
term investments	38,689	 -	38,689	-
Acquisition of
Capital assets	(382,948)	-	(382,948)	-
341:		(347,775)	-	(752,385)	-
Cash flows from
financing activities:
Issuance of common
Stock		 -	52,251	324,837	184,474
Increase in long-
term debt	117,588	18,707	117,688	29,123
Repayment of long-
Term debt	(6,762)	 -	 (11,256)	 -

Net cash provided
by financing
activities		110,826	71,958	431,269	213,597
Net Increase in cash	35,085	487	(163,790)	2,184
Cash Beginning
of period		(197,940)	2,664	935	967
Cash, End of period	(162,855)	3,151	(162,855)	3,151

                  (See Accompanying Notes to Financial Statement)
FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 2000

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Forestry in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements represents the consolidated results of Forestry International, Inc. with its fully own operating subsidiary, Infynia.com Inc. for the quarter ended September 30, 2000. As of September 30, 2000, five (5) months of operations occurred (May 1, 2000) since the consolidation of Forestry International, Inc.'s financial statements with those of RMM & Associates. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Forestry believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-KSB and the Consolidated financial statements for the period of May 1, 2000 presented in the Company's Form 8-K under Item 7. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of September 30, 2000.

(3) Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholder equity of $300,219 at the quarter ended September 30, 2000. The company generated $1,042,908 operating revenue for the nine months ended September 30, 2000.

(4) Concentrations

On September 30, 2000 cash in bank account did not exceed federally insured limits.




FORESTRY INTERNATIONAL, INC.
Notes to Financial Statements
September 30, 2000


(5) Contingency

On November 17, 1998 in the United States District Court of Jackson Mississippi, the Company filed a $35,000,000 civil action against Randy Pope, President of Dixieland Forest Products, Inc. for breach of contract, breach of duty of good faith and fair dealing including wrongful foreclosure. The Company is seeking restitution in equity as well as compensatory and punitive damages as a result of Defendant's actions. Mr. Pope filed a counter-claim for $300,000 based on money he paid for the operation of Dixieland, which was payment for the benefit of Dixieland. To that effect, a trial started on May 30, 2000. Notwithstanding extensive efforts by the Defendant and his lawyers to cause Forestry's claims to be dismissed prior to trial through summary judgment motions and the attempts to have the case dismissed at trial, the case proceeded to jury deliberations which, unfortunately, resulted in a deadlocked jury and ultimately an order of a mistrial by the Judge. On October 23, 2000, the Federal Court of the United States District Court for the Southern District of Mississippi has ordered mediation of this matter. It is not binding but could give a chance to get most out of the Defendant without going through the expense of a second trial. The Company is presently considering its availability to attend this proposed mediation and no date has been yet determined. Whatever results may come out of mediation, they must be satisfactory to Forestry, otherwise, the Company will ask the Court to determine a new trial date. Forestry will enforce all its rights by all and any means as may be available and appropriate to seek justice for its case.

On June 6, 2000, the Superior Court of the State of Arizona granted a Summary Judgment in favor of the Arizona Department of Revenue and against the Company for unpaid State corporate income taxes and interest in the amount of $10,869.34 and $36,008.92 calculated through May 31, 2000, for tax period March 31, 1993 through March 31, 1994. Although on July 3, 2000 the Company submitted the Judgment to the Court of Appeals of the State of Arizona.

No other legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company, except as mentioned in the preceding paragraphs.

(6)   Subsequent Events

On October 31, 2000, a majority of the Company's shareholders approved to change the corporation name to Infynia.com Corporation. On November 10, 2000, the NASDAQ Over-The-Counter Bulletin Board attributed a new stock symbol to the Company. Infynia.com Corporation will trade as of November 13, 2000 under the stock symbol of INYC.



ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.


Effective February 16, 2000, the Company took a new direction within the Information Technology (IT) industry and on May 3, 2000 has completed the acquisition of RMM & Associates.

The Company, as of September 30, 2000 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,500,000 and $2,100,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,500,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses, which may, in the opinion of its Board of Directors, warrants the Company's involvement. In seeking to attain its business objective, the Company will mainly focus on targets within the Information Technology sector but will not restrict its search to that industry. The Company may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management?s discretion is otherwise unrestricted, and it may participate in any business, whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

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

November 13, 2000
Date