Form 10KSB
period 2000-12-31
INFYNIA COM CORP
filed 2001-04-03
CIK 918411

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

                    For the fiscal year ended December 31, 2000

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [No Fee required]
                                        For the period from

                                      Infynia.com Corporation

          (Name of small business issuer as specified in its charter)

                        Colorado                              84-1116284

(State or other jurisdiction of	   (I.R.S. Employer
 incorporation or organization)   Identification No.)

              127, Cremazie West
              Montreal, Quebec
              Canada                                         H2N 1L5

             (Address of principal offices)     (Zip Code)

  Issuer's telephone number (514) 382-3830

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

State issuer's revenues for its most recent fiscal year   $ 1,607,360

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act). As of December 31, 2000, 25,840,736 voting shares were outstanding, among which, 4,591,554 in Stop Transfer and restricted. A total of 23,124,449 of which were held by non-affiliates. On that date the bid and ask prices were $0.055 to $0.065. Therefore, the aggregate market value of voting stock held by non-affiliates as of 12/31/2000 was $1,217,845.

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

                  (APPLICABLE TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,840,736 as of December 31, 2000.


DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement: and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933(Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990).         Not Applicable

Transitional Small Business Disclosure Format (Check one):
Yes   X    No
(Added by Exch Act Rel No. 31905, eff 4/26/93)













PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Development

Established in December of 1992, Infynia.com Corporation is a Colorado based company. In September of 1997, a new management team evolved from major shareholders that saw the need for change. On February 16, 2000, the Company has merged its Canadian fully own subsidiary with RMM & Associates, a provider of business-to-business solutions and services for e-Commerce.

Management's corporate objective is highly focused on growth via niche markets in order to increase Infynia.com's net asset worth and enhance shareholder value via the acquisition of businesses which are active within the Information Technology sector, led by strong and professional management teams. As it expands, the Company should gain competitive advantages relative to smaller operators, including greater purchasing power, a lower cost of capital, significant market recognition, and the ability to provide customers with a broader range of products and services in response to customer demand.

By way of careful analysis and evaluation of private and public acquisition targets, management intends to develop a horizontally integrated corporate operation within the Information Technology industry.

Sale of Significant Amount of Assets not in the Ordinary Course of Business

Non applicable

Growth Strategy

Infynia.com has targeted several acquisitions to fulfill its management objectives. The Company is seeking to acquire Information Technology companies of varying size. In evaluating potential acquisition targets, the Company considers a number of factors, including their market niche, the quality of the assets and management, the opportunities to improve operating margins and increase internal growth of the target, the economic prospects of the region in which the target is located, and the potential for additional acquisitions in the region. The Company will seek expansion opportunities in Canada, the United States and Europe. Management will pursue acquisition candidates with varying types of equipment and customer specialization. Infynia.com believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments.

Management believes there will be significant opportunities to improve operating margins of acquired companies through the efficient integration of these acquisitions, the elimination of duplicated costs, reduction in overhead and the centralization of functions. A lack of capital has constrained expansion and modernization of many small and medium sized companies within the Information Technology sector. The Company will seek efficiency by investing in additional and upgraded equipment, using advanced technology systems to improve asset utilization. The Company intends also to establish a sale and marketing program targeted toward the major players within the industry. Management will continually evaluate its organizational structure and manufacturing operations to identify opportunities to more effectively meet its customers' requirements and to reduce cost.

Industry Overview and Outlook (Information Technology Industry (IT))

IT Service providers encompass systems integrators, IT consultants and IT service and outsourcing companies. The IT Service market includes large general professional and IT service companies (the major international accounting firms, IBM, EDS, Anderson Consulting, etc.) and thousands of small IT service companies. IT service providers assist customers in developing and implementing IT strategies that integrate the hardware, systems software and applications software of various vendors into a comprehensive IT solution which enables the customer to achieve its corporate objectives.

In Canada, the IT Service industry remains highly fragmented, with the top five Canadian IT Services companies representing 12.5% of the market.
The growth in the industry is driven by the need to support newer networking (Internet and Intranet) and client/server technology, e-commerce and Web solutions, enterprises resource planning (ERP) solutions, customer relationship management (CRM) solutions and business intelligence (BI).

Market globalization has forced companies to be more competitive. To do so, technology is used as a competitive tool and to differentiate companies. However, technology evolves quickly and companies must stay abreast of technological changes and e-commerce applications and evolution.
Consequently, companies are increasingly outsourcing their IT projects as a result of greater strategic reliance on IT a shortage of skilled IT personnel escalating costs of maintaining in-house IT departments and an inability of in-house departments to effectively handle major technological changes.

A 2000 Gartner Group, Inc. study revealed that enterprises in North America spend an average of $7,756 annually on technology per employee, with almost 10 percent of that budget spent on external service providers.
 A May 2000 study by Inc. Magazine and AMI-Partners Inc. found that "concerns over inadequate IT support service clearly illustrates that IT vendors need to quickly and efficiently implement programs that meet the demands of today's small business customers." Forrester Research estimates the combined services and software/hardware industry in the US to be $940 billion in 1999 and growing at 18% per year. International Data Corporation estimates that in 1999, in the US, $71 billion was spent on software, $178 billion on hardware and $691 billion on IT services.

The New Economy is requiring information technology and companies will have to quickly establish and align with the partners and customers that are strategic. These are customers that value the relationship and the process of dealing with them has to be streamlined and easy. The New Economy is going to change all industries in many ways. It will force industries to specialize, and to increase new network-based value propositions as well as to focus on customers and intellectual capital instead of assets. Valuations will be based on soft assets, not hard assets, which will be a major shift for all industries. Infynia.com will focus on three major avenues for e-
Commerce: low-cost interactive, high-value interactive and virtual marketplace. The Company will also be seeking the penetration of the Intelligent Infrastructure market niche.

Significant Calendar 2000 Operating Results and Subsequent
Developments

Future Operations

New management has been consistently involved in the identification and analysis of potential acquisition targets within the Information Technology
(IT) industry. The Company expects that these activities will result in further acquisitions and anticipates that such will provide additional corporate growth during the coming years.

Future Project Acquisition

On February 16, 2000, the Company announced that it has merged its Canadian fully own subsidiary with RMM & Associates, a provider of business-to-business solutions and services for e-Commerce. RMM & Associates has been involved in the consulting and systems integration business and active in the Information Technology (IT) sector for over 17 years. RMM & Associates has been supporting customers from Fortune
1000 companies, small and medium-size corporations, Professional and Membership Association as well as Government Agencies. RMM &
Associates expertise resides in its ability to deliver and support adapted solutions such as Networking, Office Automation Tools and e-Commerce solutions. The transaction has been completed on May 3, 2000.

On February 16, 2001, the Company has acquired through its wholly owned subsidiary, the following tangible and intangible assets of ZBUS Technologies, Inc. (1) Inventories. (2) Equipment, (including production equipment), (3) The exclusive technology of Zeus System, and, (4) The intellectual property related to the ZEUS System. The total consideration was paid in cash for an amount of CAN $175,700.69. To fund this transaction, Infynia.com Inc. has borrowed CAN $122,000 from National
Bank of Canada at a floating rate of prime plus 1 3/4%, with monthly payments of approximately CAN $3,000 starting on or before March 31, 2001, for the next four years. The Company will pursue through its U.S. division, the sale of its tax loss carryforwards of approximately $6.5M for the benefit of its stockholders. The Company will then spin off the proceeds into a distribution to the shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2000, the Company owns the building where its principal business office is located which is at 127 Cremazie West, Montreal, Quebec, Canada H2N 1L5. The telephone number is (514) 382-
3830. The US registered office is located at 3705 Kipling Street, Suite 206, Wheat Ridge, Colorado 80033.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

On October 31, 2000, a majority of the Company's shareholders through a proxy solicitation approved and authorized the Company to amend the Articles of Incorporation to change the Corporation name to Infynia.com Corporation.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

The common stock of the Company is quoted on the Bulletin Board maintained by the NASD. The following table sets forth the range of closing bid and ask quotations for the common stock in each full quarterly period since January 1, 1993.
                         	CLOSING BID	CLOSING ASK

March 31, 1993		1.50			2.50
June 30, 1993		1.875			2.50
September 30, 1993	2.50			4.00
December 31, 1993		2.75			4.00
March 31, 1994		3.00			4.50
June 30, 1994		3.00			5.00
September 30, 1994	3.00			4.00
December 31, 1994		3.00			3.875
March 31, 1995		2.00			4.00
June 30, 1995		2.00			3.00
September 30, 1995	0.75			1.125
December 31, 1995		0.47			0.53
March 31, 1996		0.29			0.30
June 30, 1996		0.12			0.12
September 30, 1996	1.00			1.07
December 31, 1996		1.38			1.38
March 31, 1997		1.20			1.22
June 30, 1997		0.375			0.4375
September 30, 1997	0.18			0.21
December 31, 1997		0.08			0.10
March 31, 1998		0.09			0.15
June 30, 1998		0.09			0.10
September 30, 1998	0.055			0.065
December 31,  1998	0.14              0.17
March 31, 1999          0.21              0.25
June 30, 1999           0.22 			0.23
September 30, 1999      0.17 			0.20
December 31, 1999       0.125			0.175
March 31, 2000          0.47 			0.50
June 30, 2000           0.17			0.19
September 30, 2000      0.195			0.215
December 31, 2000       0.055 		0.065
March 31, 2001          0.115			0.14

The above prices were obtained from National Quotation Bureau, Inc., the Daily Trade and Quote Summary Report of the NASDAQ Trading &
Market Services and the Bloomberg Professional Report Comp/Close/Price. These quotations represent inter-dealer quotations, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. On March 29, 2001 the closing bid was $0.115 and the closing ask price was $0.14, as quoted on the Bulletin Board for the common stock of the Company. On that date, there were 11 broker-dealers publishing quotes.

Dividends

Neither the Company nor any of its subsidiaries have, during their respective existences, declared or paid or set aside for payment any cash dividends on their common shares and no dividends are contemplated at any time in the foreseeable future. There are no current or contemplated restrictions attributable to any contractual commitment of the Company, which will limit the ability of the Company to declare and pay dividends.

ITEM 6. MANAGEMENTS' PLAN OF OPERATION

On February 16, 2000, the Company took a new direction within the Information Technology (IT) industry.

The Company, from its US division, as of December 31, 2000 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and $1,836,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1.5 million. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Infynia.com has consulted tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses, which may, in the opinion of its Board of Directors, warrant the Company's involvement. In seeking to attain its business objective, the Company will focus on targets within the Information Technology sector, mainly on companies that has developed a technology and a product which can be exportable throughout
North America and Europe with primary objective to achieve strong penetration and brand awareness in the market in areas where Infynia.com has already established favorable business relationships with prospective customers. However, Infynia.com will not restrict its search to that industry and may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business, whatsoever which may, in the opinion of management, meet the business objectives discussed herein.

The Company may acquire any entity or position in a company, which is (i), a fully integrated corporation in a specific segment of its industry; or
(ii)in its preliminary or development stage; or (iii) is a going concern.
In other instances, possible business endeavors may involve the acquisition of or a merger with a company that does not need additional equity, but seeks to establish a public trading market for its securities. Businesses that seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and State securities laws.
The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's Directors and their principal consultants. The Directors and principal consultants are comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses that the Company may acquire or in which the Company may participate.

In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements such businesses history of operations, if any, and prospect for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development and risk factors. Infynia.com will also consider their niche market, the opportunities to improve operating margins, potential growth and expansion, the economic of the region in which the target is located, the potential for profit, the perceived public recognition or acceptance of such businesses, products, services and other relevant factors. The Company will seek opportunities in Canada, the United States and Europe. Management believes that geographic and customer diversification will enhance the Company's stability to fluctuations in regional economic conditions or changes that affect particular market segments. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling. Infynia.com has targeted several acquisitions to fulfill its management objectives. Also, it is anticipated that prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker dealers, venture capitalists members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisition. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person who submits to the Company a business in which Infynia.com participates.

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

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS: COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth all current directors, executive officers and significant employees of the Company and of each significant subsidiary, as well as their ages:

     Name 		Age           	Positions With The Company
Andrea Audet	 48		Secretary / Treasurer (U.S.)
Richard Jamieson	 66	      Chief Financial Officer (U.S.)
Marc Michielli     42         Chief Financial Officer (Canada)
Jean-Pierre Reid   46         President and CEO (Canada)
Louis R. Turp	 43	      President and CEO (U.S.)

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

Andrea Audet - Mrs. Audet has been involved internationally with various companies as a Bookkeeper. Acting also as a director for the business relationships between customers and the family venture for several years, Mrs. Audet is also a real estate agent and a graduate with honors in computer applications. She offers to the Company an international experience with evidence of administrative competence.

Richard Jamieson - Chief Financial Officer of Infynia.com, Mr. Jamieson has been associated as a vice-president finance with Commercial Credit Corporation Ltd. and Royal Insurance Company Ltd. He brings an impressive array of financial, administrative and marketing skills with a strong background in the commercial credit industry.

Marc Michielli - Following the completion of a BA. In Economics from University of Montreal, Mr. Michielli worked for Abbott Laboratories and
AES Data Systems as an account manager. Mr. Michielli co-founded
R.M.M. & Associates and  has served the company as Vice-president
Operations. Mr. Michielli possesses exceptional organization skills, proven success in leadership and knowledge that will contribute significantly to the Board of Directors concerning notably stategic planning and the future growth of Infynia.com.

Jean-Pierre Reid - Received a B.Com. from University of Montreal
(H.E.C.) in 1977. After two years at Xerox, he worked five years as an account manager and sales manager at AES Data Systems. In 1983 Mr. Reid co-founded R.M. M. & Associates and acted as President and CEO of the Company. Mr. Reid has worked since toward the development of customer base to integrate new technologies for their commercial activities including its involvement in several strategic business alliances.

Louis R. Turp - Portfolio manager associated with several major Canadian brokerage firms for 14 years. Accepted the invitation to serve as a director of the Company on July 21 1997 and became President and CEO on September 1997. Corporate restructuring objective with fundamental emphasis on selected strategic acquisitions and business combinations with profitable operating companies in niche markets.

ITEM 10. EXECUTIVE COMPENSATION

On 12/01/1998, the Board of Directors authorized the granting of stock options to Louis R. Turp, President and Andrea Audet, Secretary-Treasurer.
On 01/20/2000, the Board of Directors has also granted stock options to Louis R. Turp, Andrea Audet and Richard Jamieson, Chief Financial
Officer, in recognition of past services and the shares to be received by their exercise are subjected to Rule 144 of the Securities Act of 1933. The following table sets forth all cash and any other compensation paid for each of the two years ended 12/ 31/1997 and the calendar years ended 1998 1999 and 2000:

                              Annual                         Long Term
Name And                  Compensation            	Other	    Compensation
Principal                 Year    Salary ($)       Bonus  Compensation Options

Louis R. Turp		  1997	nil	         nil	  nil          nil
                          1998      nil            nil	  nil	 100,000 (1)
                          1999   $75,000 (2)       nil	  nil	 100,000 (1)
                          2000   $14,000 (3) 	   nil	  nil 	   nil
Perry Gower		        1998   $36,000           nil	  nil 	   nil
                          1999   $ 9,000 (4)	   nil        nil		   nil
Andrea Audet		  1998	nil            nil        nil	  50,000 (5)
                          1999      nil	         nil	  nil   50,000 (5)
                          2000      nil            nil        nil		   nil
Richard Jamieson          1999	nil		   nil	  nil	  50,000 (5)
                          2000	nil	         nil	  nil          nil

(1) Right to purchase up to a maximum of 100,000 shares each of common stock of the company at $0.05 per share for a period of five years.
(3) Paid in 275,000 restricted common shares at $0.20 per share and the remaining portion of $20,000 cash is to be paid.
(3)   Paid in 140,000 restricted common shares at $0.10 per share.
(4) Paid $9,000 in cash for January, April and May 1999 and received 60,000 restricted common shares for February and March 1999.
(5) Right to purchase up to a maximum of 50,000 shares each of common stock of the company at $0.05 per share for a period of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of December 31,
2000, the shares of common stock owned by each current Director and executive officer, by Directors and officers as a group and by each person known to the Company to own more than 5% of the outstanding common shares:
Title Of	Name & Address of		Amount of		    Percent of
 Class	Beneficial Owner	   Beneficial Ownership      Class (1)

Common        Louis R. Turp		2,223,156			8.6
              474 Cote Ste-Catherine
              Montreal, (QC) Canada
              H2V 2B4

Common       Richard Jamieson	   	137,500                 0.05
              543 Croissant Simonet
              Ile Bizard, (QC) Canada
              H9C 2R9

Common      Andrea Audet		336,531			1.3
              474, Cote Ste-Catherine
              Montreal, (QC) Canada
              H2V 2B4

Officers & Directors as a group
(3 persons)     			    2,697,187                10.5

(1) The figures in this column are based upon approximately 25,821,636 common shares which had been or were to be issued and were outstanding on December 31, 2000.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

The following 8-K reports were filed on the dates indicated:

    (1) A report on Form 8-K with respect to Item 5, was filed by the Company on November 7, 2000 confirming that on October 31, 2000, a majority of the Company's shareholders approved and authorized the Company to amend the Articles of Incorporation to change the Corporation name to Infynia.com Corporation and reporting the new address of principal executive offices.
    (2) A report on Form 8-K with respect to Item 7, was filed by the Company on November 7, 2000 reporting the May 1, 2000 consolidated audited financial statements between 2524-7883 Quebec Inc. (RMM & Associates) and Infynia.com Corporation.

    (3) A report on Form 8-K with respect to Item 1 and 2, was filed by the Company on October 6, 2000 reporting that the Company agreed to acquire all the outstanding capital stock of 2524-7883 Quebec Inc. (RMM &
Associates) in exchange of shares of the Company's common stock, whereas RMM & Associates will become a wholly owned Canadian
Subsidiary of the Company and will operate under the name of Infynia.com Incorporated.
















AUDITOR'S REPORT



Stockholders and Board of Directors
Infynia.com Corporation

I have audited the accompanying consolidated balance sheet of Infynia.com Corporation as of December 31, 2000 and May 1, 2000, and the consolidated statements of operations, stockholders' deficit and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with United States generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infynia.com Corporation as of December 31, 2000 and May 1, 2000, and the results of its operations and its cash flows for the periods then ended in conformity with United States generally accepted accounting principles.



March 30, 2001                                               Robert Kliaman
Thornhill, Ontario                       Certified Public Accountant


CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2000
ASSETS

						December 31,		May 1
						2000				2000
Current:
Accounts receivable		$	250,455		$	406,465
Inventory (Note 2)			 95,484			119,388
Note receivable, non-interest
bearing from a company subject
to significant influence		   -				 27,241
Loan to shareholder,
non-interest bearing			 35,577			249,379
Prepaid expenses and deposits		 12,033			  1,745
						_______                 _______
						393,549			804,218
Long-Term Investments
(Note 2 and 3)	  			 85,701			112,036

Fixed Assets (Note 2 and 4)		489,703			149,997
Goodwill (Note 2)				  5,244			  5,604
						_______                 _______
					$	974,197		$   1,071,855


CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2000
LIABILITIES

						December 31,		May 1
						2000				2000
Current:
Bank indebtedness (Note 2)	$	36,025		$	25,105
Bank loan (Note 5)		     151,717		     157,655
Accounts payable and accrued
liabilities (Note 6)	           218,036		     360,360
Purchase balance payable,
non-interest bearing			-			      20,226
Income taxes payable (Note 10)	36,367			67,868
Current portion of long term debt
(Note 9)					37,130		     218,572
				           _______                 _______
					     479,275		     849,786

Long Term Debt (Note 9)		     172,324		      96,077
Loan Payable, non-interest bearing	  -				 4,549
Future Income Taxes (Note 2)	       2,405	             3,887

STOCKHOLDER'S EQUITY
Capital Stock (Note 7)		       2,584			 2,540
Capital in Excess of Par Value   8,138,950		   8,082,889
Accumulated Deficit             (7,821,341)	        (7,967,873)
					     320,193                 117,556
					____________		____________
					$    974,197		$  1,071,855

APPROVED ON BEHALF OF THE BOARD:
_____________________________ Director
__________________________  Director

























Consolidated Statement of Shareholder`s Equity (Deficit)
For the 245 days December 31, 2000


       Common Stock	Paid in Capital
   _____________________In Excess of				  Net
       Number of    Par	    Par	Common Stock  Accumulated Stockholders
Shares  Value   Value	 Subscribed	  Deficit	  Equity

Balance at
Dec. 31, 1999
20,421,636     2,042   7,422,620   -      (7,803,244)   (378,582)

Subscription and
Issuance of
Common stock
for cash
       1,885,700       189     155,025   -          -          155,214

Cancellation of
Common Stock
           -            -         -      -          -            -

Issuance of
Common stock
for Services
       3,096,000       309     505,244   -          -          505,553

Net Loss
         -              -       -        -      (164,629)     (164,629)

Balance at
May 1, 2000
      25,403,336     2,540   8,082,889   -    (7,967,873)      117,556

Issuance of
Common Stock
for Cash
         -             -        -        -         -             -

Cancellation of
Common Stock
         -             -	  -        -         -             -

Issuance of
Common Stock
for Services
         437,400        44      56,061   -         -           56,105

Net Income
           -            -         -      -      146,532       146,532

Balances at
Dec. 31, 2000
      25,840,736     2,58    8,138,950   -   (7,821,341)      320,193

(See Accompanying Notes to Financial Statements)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE 245 DAYS ENDED DECEMBER 31, 2000
									121 days ended
									May 1
							2000		2000
Sales						$	1,607,360	$	-
Cost of Sales					1,077,125		-
Gross Profit				        530,235		-
Operating Expenses:
Selling					$	  244,143	$	-
Administrative					  285,609	   164,629
Financial						   19,689		-
							_________	__________
							  549,441	   164,629

Loss on disposal of investments		  (16,964)		-
Profit sharing in limited partnership         4,001		-
							 _________	__________										  (12,963)		-

Net Loss before Extraordinary Item		  (32,169)    (164,629)
Income Taxes (Note 10)
	Payable					   18,971		-
	Future					   (1,482)		-
							   17,489		-
Net Income (Loss) Before Extraordinary Gain (49,658)    (164,629)
Extraordinary Gain (Note 12)	              196,190		-
							_________	___________
Net Income (Loss)					$ 146,532	$ (164,629)

Earnings per Common Share:
Net income (loss) before extraordinary
Item							$	-	$    (0.01)
Extraordinary gain				     0.01		-
Net Income (Loss)					$    0.01	$    (0.01)
Weighted Average Number of Common Shares	25,840,736   18,130,231

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE 245 DAYS ENDED DECEMBER 31, 2000
		                            		121 days ended
									May 1
							2000		2000
Cash Flows from Operating Activities:
Net income (loss) before extraordinary
item						$	146,532	$(164,629)
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation					 13,117		-
Loss on disposal of investments  	       16,964		-
							176,613      (164,629)
Change in assets and liabilities:
Increase in accounts receivable		156,010		-
Increase in inventories				 23,904		-
Decrease (increase) in prepaid expenses
and deposits					(10,288)		-
Decrease in accounts payable and accrued
Liabilities					     (162,550)      (74,394)
Decrease (increase) in income taxes
Payable						(31,501)		-
Decrease (increase) in future taxes
Payable				             (1,482)		-

Total adjustments					(25,907)      (74,394)

Net cash provided by operating activities
							150,706      (239,023)
Cash Flows from Investing Activities:
Capital expenditures			     (352,463)		-
Increase in investments		              9,371		-
Investment in subsidiary, net of
cash acquired					-		 (156,401)
Net cash used in investing activities    (343,092)	 (156,401)

Cash Flows from Financing Activities:
Loans from shareholders				213,802        56,515
Capital stock issuance		             56,105       155,214
(Decrease) increase in long-term debt    (105,195)		-
Increase in loan payable			 (4,549)		-
Decrease in note receivable			 27,241		-

Net cash provided by financing activities	187,404       211,729

Net Decrease in Cash and Cash Equivalents  (4,982)     (183,695)
Net Cash and Cash Equivalents,
beginning of period	                 (182,760)		935

Net Cash and Cash Equivalents,
end of period				$    (187,742)	$(182,760)

1.	Organization and Purposes


Plantation Capital Corporation ("Plantation") was incorporated in the State of Colorado on August 9, 1988, for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships or sole proprietorships.

On January 2, 1993, the stockholders approved a name change to Forestry International, Inc. (The "Company").

On October 31, 2000, a majority of the Company's shareholders through a proxy solicitation approved and authorized the Company to amend the Articles of Incorporation to change the Corporation name to Infynia.com Corporation.

The Company has restructured its operations for the primary purpose of seeking selected acquisitions with a number of entities primarily in the information technology sector and the forest products industry.


2.	Summary of Significant Accounting Policies
(a)	 Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand, bank overdraft and bank loan.
(b)	Inventory

Inventory is valued at the lower of cost and net replacement cost, the cost being determined using the specific cost method.
(c)	Long-Term Investments
Investments in public corporations are accounted for at cost.
(d)	Fixed Assets

Fixed assets are stated at cost.  Fixed assets of the Company are depreciated over the estimated useful lives of the respective assets.
Annual depreciation and amortization rates adopted by the company are:
	On a declining balance method -
			Office furniture				20%
			Computer hardware				30%
			Vehicles					30%
	On the straight-line method -
			Building					40 years
(e)	Goodwill
	Goodwill resulting from the acquisition of minority interests of Services
Informatiqes R.M.M. Inc. is amortized using the straight-line method over a period of fifteen years.
	Goodwill resulting from the acquisition of 2524-7883 Quebec Inc.
is amortized using the straight-line method over a period of three years.
	Goodwill amortized in the period was $360 (2000 - NIL).
(f)	Income Taxes
	The Company uses the asset and liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
(g)	Computation of Earnings Per Share
	Earnings per share is based upon the weighted average number of common shares outstanding as of December 31, 2000 and May 1, 2000.
(h)	Financial Instruments
	The fair value of cash, accounts receivable, bank loan and accounts payable correspond approximately to their carrying amount because of their short term maturity dates.
	The fair value of the components of long-term debt are determined by discounting future cash flows in accordance with existing financing agreements, based on the market interest rates offered by the Company for loans with similar terms, conditions and maturity dates.
(i)	Foreign Currency Translation
	Accounts in foreign currencies have been translated into United States dollars as follows:
	Self-sustaining foreign operations:
	Assets and liabilities - at exchange rates in effect at the balance sheet date;
	Revenue and expenses - at average exchange rate prevailing during the period.
	Gains and losses arising from foreign currency translation are deferred and included as a separate component of shareholders' equity.
(j)	Revenue Recognition
	Revenue related to contracts in process is accounted for using the percentage completion method.  With this method, service revenues including profits are recognized in relation with evolution of work in process.  Work in progress is evaluated using time worked and other charges engaged on the project.  When a terminal loss on a contract can be reasonably estimated, the total estimated amount of the loss is charged to income for the period.
(k)	Use of Estimates
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements.  Changes in such estimates may affect amounts reported in future periods.
3.	Long-Term Investments
	2000	2000

Interest in Gestion R.M.M.,, a limited partnership
	initial cost		    $	  -			$	30,645
Profit sharing in net income
	Balance at beginning		13,227			11,892
	Net income over the period	 4,001			 1,335
	Disposal of investment	     (17,228)			   -
	Balance at the end
	of the period		    $	   -			$	43,872
	Investments in public
	corporations (market value
	of $41,800 (2000 - $68,270))	85,701			68,164
					    ________		_____________
					    $	85,701		$    112,036

4.	Fixed Assets
						Accumulated		Net		Net
				Cost		Depreciation	2000		2000

Land			    $ 119,024 $      -		$ 119,024	$	-
Buildings			339,770	 6,089	  333,681		106,425
Office furniture		 35,530	33,014          2,516           2,913
Computer hardware		261,650    244,758         16,892          21,056
Vehicles			 50,983	33,393         17,590          19,603
			_____________ __________      _________   _____________
$	806,957 $  317,254	$ 489,703	$     149,997

5.	Bank Loan
1016:    The company has an authorized line of credit of $ 228,000 at the prime
1017:    rate plus 1%. The bank overdraft and bank loans are secured by
1018:    accounts receivable and a guarantee from the administrators for

6.	Accounts Payable
					2000				2000

Trade				$	98,440		$	287,847
Salaries and benefits	       4,280			  4,507
Withholding taxes			23,831	             21,686
Accrued liabilities		91,485			 46,320
				____________		_____________
				$    218,036		$	360,360

7.	Capital Stock
Authorized
	10,000,000		Preferred shares, par value $0.0001 per share
	100,000,000		Common shares, par value $0.0001 per share
	2000	2000


Issued and Outstanding
	25,840,736		2000 (20,403,336)
	Common shares	$	2,584		$	2,540
	NIL		Preferred shares		-			-
	Capital in excess of par value 	8,138,950	8,082,889
						$	8,141,534$	8,085,429

8.	Uncertainty Due to the Year 2000 Issue
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Systems may recognize the y2k as 1900 or some other date, resulting in errors when information using year
2000 dates is processed.  In addition,  similar problems may arise in some systems which use certain dates in 1999 to represent  something other than a date.  The effects of the Y2k Issue may be experienced before, on, or after
January 1, 2000, and, if not addressed, the impact on operations and  financial reporting may range from errors to significant systems failure, which could affect an entity's ability to conduct normal operations.  It is not possible to be certain that all aspects of  the Issue affecting the entity, including those related to the efforts of cust., suppliers, or third parties will be resolved.
9.	Long Term Debt
	A summary of unrelated long-term debt follows:
								2000			2000
Loan, 12% interest bearing; convertible into
common shares; principal and interest was due
December 31, 1997					$	-		$	196,190
Loan, 1.75% repayable in monthly instalments of
$775, excluding interest, due in August 2002  15,190	             21,716
Loans, secured by the Company's vehicles
with a net book value of $18,600 at a rate of
between 1.9% and 7.9%, repayable in monthly
instalments of $860, including interest, due in
August 2002						    10,584			 15,107
Mortgage, 7.45%, repayable in monthly
instalments of $340, including interest, due in
September 2004					    34,285			 35,972
Mortgage, 5.9%, repayable in monthly
instalments of $260, including interest, due in
July 2024 						    38,177			 40,555
Loan, 6.5%, repayable in monthly instalments of
$850, excluding interest, due in October 2000    -                  5,109
Mortgage, secured by land and building, 8.6%,
repayable in monthly instalments of $2,500
including interest, due in August 2001	   111,218				-
							   209,454			314,649
Less: current portion				    37,130			218,572
							__________		_____________
							$  172,324		$	 96,077
Interest payments over the current period is $12,570.
Long-term debt principal repayments for the next five years are due as follows:
2001				$  37,130
2002				$  35,800
2003				$  28,000
2004				$  58,100
2005 and thereafter	$  50,454
10.	Income Taxes
	At December 31, 2000 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and
$1,836,000 respectively.


	Year of
	expiration			Federal			State
March 1996		2001		$	-		$	781,000
March 1996		2011		2,485,000			270,000
December 1996	2012		237,000			-
December 1997	2013		353,000			353,000
December 1998	2014		299,000			299,000
December 1999	2015		133,000			133,000

				$	3,507,000		$	1,836,000

Other temporary differences between carrying amounts of the assets for financial reporting purposes and the amount used for income tax purposes are insignificant and are not included in the deferred tax asset. The deferred tax asset resulting from net operating loss carryforwards amount to approximately $1,663,000 at December 31, 2000 and $1,663,000 at May 1, 2000.
Realization of this tax benefit depends upon the Company's future revenue from acquisitions.
A loss limitation applies if there is an acquisition of control of the Company. Generally the amount of net operating loss carryforwards would be limited to the value of the Company when control changed times the long- term tax-exempt rate.

At December 31, 2000, the Company also had net capital loss carryforwards for federal and state income tax purposes of approximately $1,500,000.
Capital losses are deductible only to the extent of capital gains for a period of five years and may not offset operating income. The tax benefit will be reflected when realized.

Management is unable to predict whether future revenues will be adequate to generate taxable income before expiration of the loss carryforwards. Therefore valuation allowances of $1,663,000 and $1,663,000 have been provided at December 31, 2000 and May 1, 2000, respectively to reflect the estimated value of the deferred tax asset. If the Company achieves sufficient profitability to utilize the net operating loss carryforwards the valuation allowance will be reduced by a credit to income at that time.

Significant components of the provision for income taxes for the year ended December 31, 2000 and year ended May 1, 2000 are as follows:


						2000			2000
Deferred income tax (benefit):
Federal			$	1,423,000		$	1,423,000
Less: allowance			1,423,000			1,423,000
				$	-			$	-
States			$	240,000		$	240,000
Less: allowance			240,000			240,000
	$	-			$	-
	The prior period income tax liability consists of the following balance due from the year ended March 31, 1993 and 1994:

		2000			2000
State tax			$	-			$	10,869
Penalty and interest		-				31,895
	$	-			$	42,764
	A reconciliation of the provision for income taxes to the federal statutory rate is:

						2000			2000
Statutory federal rate			34.0%			34.0%
Change in valuation allowance		-			-
		34.0%			34.0%
11.	Stock Options

On December 20, 1995, the stockholders approved a Stock Option Plan for a maximum of 1,000,000 shares of the Company's common stock to be sold to employees and others providing valuable services to the Company at option prices equal to the market price of the stock at the time of the grant.
 The options can be exercised for a period of up to ten years and are registerable by the Company at the time of exercise under the Securities Act of 1933. As at December 31, 2000 these options exercised.

On December 1, 1998 the Board of Directors authorized the granting of stock options to Louis Turp, President and CEO, to purchase up to 100,000 shares each of common stock of the company at $.05 per share for a period of five years and Andrea Audet, Secretary-Treasurer, to purchase up to 50,000 shares of common stock of the Company at $0.05 per share for a period of five years. The options were granted in recognition of past services and the shares to be received by their exercise are subjected to Rule 144 of the Securities Act of 1933. On January 20, 2000 the Board of Directors authorized the granting of stock options to Richard Jamieson, CFO, and Andrea Audet, Secretary-Treasurer, to purchase up to 50,000 shares of common stock of the Company at $0.05 per share for a period of five years. Louis R. Turp, President, was also granted of stock options to purchase up to 100,000 shares of common stock of the Company at $0.05 per share for a period of five years.

On May 1, 2000, the company granted an option to the preferred shareholders of Infynia.com Inc., to purchase 20,400,000 common shares of the company for approximately $450,000.

12.	Extraordinary Gain

As a result of a Judgment in a lawsuit filed by the Company against certain creditors, debts totalling $196,190, were rendered null and void. This gain results in increased earnings of $0.01 per common share.

13.	Name Change

On October 31, 2000 a majority of shareholders approved and authorized the Company to amend its Articles of Incorporation to change the Corporation name to Infynia.com Corporation from previously named
Forestry International, Inc.

14.	Subsequent Event

Subsequent to year end, the Company announced that, through its wholly owned subsidiary, that it has acquired the tangible and intangible assets of ZBUS Technologies, Inc., which includes the inventories, the equipment, the exclusive technology of Zeus System, and the intellectual property related to the ZEUS System.

15.	Business Acquisition

On May 1, 2000 three companies under common control, Reid, Marcotte, Michielle & associes Conseillers en Informatique inc., Les services informatiques R.M.M. Inc. and 2524-7883 Quebec Inc. merged under the name of 2524-7883 Quebec Inc. Following this all of the shares of the new company were bought by Infynia.com Inc., the Canadian subsidiary of the Company
On May 1, 2000, the company granted a option to the preferred shareholders of Infynia.com Inc., to purchase 20,400,000 common shares of the company.
The total assets acquired was $1,021,000 and the total liabilities assumed was $677,000.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Infynia.com Corporation
----------------------------------
(Registrant)

By: /s/ Louis R. Turp, President
----------------------------------
(Signature and Title)

March 30, 2001
----------------------------------
Date


















Louis R. Turp, President
Infynia.com Corporation
127 Cremazie West
Montreal, Quebec
Canada   H2N 1L5


Dear Louis,

I hereby consent to the use of my name as the auditor in the Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the 245 days ended December 31, 2000 and 121 days ended May 1, 2000 filed by Infynia.com Corporation on Form 10-KSB.


/s/
Robert Kliaman, CA, CPA (Mass)
March 30, 2001

Thornhill, Ontario
Canada

1


2


3


 .

INFYNIA.COM CORPORATION


(See Accompanying Notes to Financial Statements)
(Formerly - Forestry International, Inc.)
 .
(See Accompanying Notes to Financial Statements)
(Formerly - Forestry International, Inc.)
 .