Form 10QSB
period 2001-03-31
INFYNIA COM CORP
filed 2001-05-15
CIK 918411

Form 10-QSB
QUARTERLY OR TRANSITION REPORT
UNDER SECTION 13 OR 15(d)

(As last amended by 34-2231, eff. 6/3/93)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


                   (Mark One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended                 March 31, 2001

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       N/A           to

               Infynia.com Corporation
(Name of small business issuer as specified in its charter)

                                      0-23310
Commission File Number

               Colorado                       84-1116284
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

127, Cremazie West, Montreal, (QC) Canada  H2N 1L5
(Address of principal executive offices)         (Zip Code)

Issuer?s telephone number (514) 382-3830

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

                  As of March 31, 2001, registrant had one class of commons stock, of which 26,100,636 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  X  No
(Added by Exch Act Rel No. 31905, eff 4/26/93)


























PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]


































Infynia.com Corporation
Balance Sheet
March 31

			2001	2000
			(Unaudited)   (Unaudited)

Assets
Current Assets:
Cash and Cash Equivalents	$		$     70,685
Accounts receivable	297,442
Inventory		217,023
Work in Progress	  28,812
Loan to shareholder, non-interest 	  35,577
Prepaid expenses & Deposits	    11,460	        330
			_                                   __
	Total Current Assets	  590,314	  71,015

LONG-TERM INVESTMENTS	81,506

FIXED ASSETS

Land			114,163
Buildings		322,876
Office Equipment	  33,090
Computers and 	340,565
Vehicles         		  47,521
			858,215

	Less Accumulated Depreciation	299,869

	Net Property and Equipment	558,346

OTHER ASSETS

Goodwill		   4,734


Total Assets		$ 1,234,899	$    71,015



(See Accompanying Notes to Financial Statements)

Infynia.com Corporation
Balance Sheet
March 31

			2001	2000
			(Unaudited)       (Unaudited)

Liabilities and Stockholders? Equity (Deficit)

Current Liabilities

Bank indebtedness	  56,450       $
Bank loan		174,257
Accounts Payable	237,256	   71,648
Income Tax Payable	  38,472	   42,764
Current portion of Long Term Debt	196,190
Due to Related Party	    8,294

Total Current Liabilities	506,435	318,896

Long Term Debt   Unrelated	270,770

Future income taxes	    2,288

Stockholders Equity:
Preferred Stock, Par Value $.0001
Per Share, Authorized
10,000,000 Shares
Common Stock, Par Value $.0001
Per Share, Authorized
100,000,000 Shares: Issued and
Outstanding 25,840,736 Shares	2,584                  2,045
Common stock subscribed		       -
Capital in excess of par value	8,257,599	7,601,718

Accumulated Deficit	(7,804,777)	(7,851,644)

Total Stockholders Equity	455,405	(247,881)
Total Liabilities and Stockholders Equity	$   1,234,899	$    71,015

Infynia.com Corporation
Statement of Operations and Changes in Retained Earnings

			Three Months Ended March 31
			2001	2000
			(Unaudited)	(Unaudited)

Operating Revenue	603,212
Cost of Sales		354,529	       -

Gross Margin		248,683	       -

Operating Expenses:
Selling			  92,190
General & Administrative	127,778	48,400
Financial		    8,266	       -
			228,234	48,400

Operating Gain (Loss)	  20,449	(48,400)

Other Income (Expense):
Interest and Dividends	          -                              -
Loss on Sale of Asset	          -  	                  -
Other	          -                              -

Total Other Income and Exp	          -                              -

Gain Before Income Taxes	  20,449

Income Tax (Benefit)	    3,885	    -

Net Gain		  16,564	($48,400)


Accumulated Deficit, Beginning	($7,821,341)	($7,803,244)
Accumulated Deficit, Ending	($7,804,777)	($7,851,644)

Net Gain per Common Share 	$0.001	($0.002)

Weighted Average Number
of Common Shares	25,840,736	20,452,636

(See Accompanying Notes to Financial Statements)

Infynia.com Corporation
Statement of Cash Flows

			Three Months Ended March 31
			2001	2000
			(Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
Net Gain		$ 16,564	($ 48,400)
Adjustments to Reconcile Net Loss
Amortization & Depreciation	     4,660
Common Stock issued for services
Common stock issue for cash -
(Increase) Decrease in:
Account receivables	 (59,248)
Work in Progress	 (28,812)
Inventory		(126,214)
Increase (Decrease) in:
Income tax		     3,885
Accounts Payables.and Accrued Exp.	   45,295	(62,951)
Total adjustments	(165,094)	(62,951)

Net Cash Used by Oper. Activities	($ 143,870)	($          )

Cash Flows from (Applied to) Investing Activities:
Capital expenditures	(    96,880)

Net Cash Used by Investing Activities:	($  96,880)                -

Cash Flows From (Applied to) Financing Activities:
Increase  Debt		$   77,377         $        -
Decrease Debt		    ( 5,806)
Increase Capital in excess of par value	   126,214                   -
Advance from Directors	       2,000
Capital Stock Issuance	    179,101
Net Cash Provided by
  Financing Activities	$  197,785	$181,101

Net Increase (Decrease) in Cash	($   42,965)	$  69,750
Cash, Beginning of period	(   187,742)	         935
Cash, End of Period	($ 230,707)	$   70,685


(See Accompanying Notes to Financial Statement)


INFYNIA.COM CORPORATION
Notes to Financial Statements
March 31, 2001

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Infynia.com in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) which are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Infynia.com believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of March 31, 2001.

(3) Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders' equity of $ 459,291 at the quarter ended March 31, 2001. The company generated operating revenue of $ 603,212 for the three months ended March 31, 2001.

(4) Concentrations

On March 31, 2001 cash in bank account did not exceed federally insured limits.


INFYNIA.COM CORPORATION
Notes to Financial Statements
March 31, 2001

 (5) Contingency

No legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company.

(6) Subsequent Events

Infynia.com Corporation will pursue the sell of its tax loss carryforwards of approximately $6.5M for the benefit of its stockholders. The Company will then spin off the proceeds into a distribution to the shareholders.
 .

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

On February 16, 2000, the Company took a new direction within the Information Technology (IT) industry. The Company, from its US division, as of March 31, 2001 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and $1,836,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1.5 million. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Infynia.com has consulted tax specialists to determine to which extent this may be used to its greatest benefit.

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


Infynia.com Corporation
(Registrant)

By: /s/ Louis R. Turp, President
(Signature and Title)

May 14 , 2001
Date


8