Form 10QSB
period 2001-06-30
INFYNIA COM CORP
filed 2001-08-16
CIK 918411

Form 10-QSB
                         QUARTERLY OR TRANSITION REPORT
                            UNDER SECTION 13 OR 15(d)

                    (As last amended by 34-2231, eff. 6/3/93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter year ended June 30, 2001

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                            Infynia.com Corporation
           (Name of small business issuer as specified in its charter)

                                     0-23310
                            (Commission File Number)

                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1116284
                      (I.R.S. Employer Identification No.)

              127 Cremazie West, Montreal, Quebec, Canada, H2N 1L5 (Address and Zip Code of principal executive offices)

                                 (514) 382-3830
                           (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by Section
   13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes  ( ) No














APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ( ) Yes ( ) No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2001, registrant had one class of commons stock, of which 26,320,736 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): ( ) Yes (X) No (Added by Exch Act Rel No. 31905, eff 4/26/93)







































PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






[This page intentionally left blank.]















































                             Infynia.com Corporation
                                  Balance Sheet
                           (Consolidated and unaudited)


                                            June 30, 2001         June 30, 2000

Assets

Current assets
Cash and cash equivalent                           $ 0                   $ 0
Accounts receivable                            904,439               534,775
Inventory                                      487,021               117,895
Work in progress                                29,163                26,900
Due from related parties                        90,730               230,969
Prepaid expenses                                16,081                 1,727

Total current assets                         1,527,435               912,266

Property and equipment
Land                                           119,250                     0
Buildings                                      337,263               106,979
Office equipment                                98,196                35,086
Computers and software                         487,531               258,384
Vehicles                                        49,638                48,370

Total property and equipment                 1,091,878               448,819
Less: accumulated depreciation                 415,234               301,781

Net book value: property and equipment         676,644               147,038

Long term investment                            99,050               110,854

Goodwill                                         4,945                     0

Total assets                               $ 2,308,073           $ 1,170,158


















(See Accompanying Notes to Financial Statements)


                             Infynia.com Corporation
                                  Balance Sheet
                           (Consolidated and unaudited)


                                            June 30, 2001         June 30, 2000

Liabilities and Shareholders' Equity

Current liabilities
Bank deficiency                              $ 254,698              $ 34,188
Bank loan                                      179,907               163,753
Accounts payable                               716,872               504,135
Purchase balance payable                             0                     0
Accrued payroll                                      0                     0
Income tax payable                             125,897                70,334
Due to related party                                 0                     0
Current portion of LTD                               0                22,102

Total current liabilities                    1,277,374               794,512

Long term debt                                 308,380                90,381
Loans payable                                        0                 4,492
Deferred Income taxes                            8,674                 3,838

Total liabilities                          $ 1,594,428             $ 893,223


Stockholders' equity

Preferred stock, par value $0.0001 per
  share, authorized 10,000,000 shares              $ 0                   $ 0

Common stock, par value $0.0001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 25,440,763 shares
  (2000: 25,440,763 shares)                      2,584                 2,544

Additional paid-in capital                   8,488,395             7,746,955

Retained earnings                           (7,777,334)           (7,472,564)

Total shareholders' equity                     713,645               276,935

Total Liabilities & Shareholders' Equity   $ 2,308,073           $ 1,170,158









(See Accompanying Notes to Financial Statements)


                             Infynia.com Corporation
             Statement of Operations and Changes in Retained Earnings
                          (Consolidated and unaudited)



                           Three Months Ended June 30   Six Months Ended June 30
                                 2001         2000         2001         2000

Operating revenue          $ 1,014,379    $ 535,483  $ 1,611,122    $ 535,483
Cost of sales                  545,940      415,144      896,489      415,144

Gross margin                   468,439      120,339      714,633      120,339

Operating expenses
Selling                        132,755       58,422      223,957       58,422
General & administrative       272,583      193,947      398,990      255,716
Financial                       10,365        3,291       18,542        3,291

Total operating expenses       415,702      255,660      641,489      317,429

Operating income (loss)         52,737     (135,321)      73,144     (197,090)

Other income
Interest expense                     0            0            0            0
Loss on disposal of
  investments                        0            0            0            0
Profit sharing in a
  limited partnership                0          220            0          220
Total other income                   0          220            0          220

Extraordinary items                  0      196,190            0      196,190

Income tax                      25,294        2,832       29,138        2,832

Net income                      27,443       58,257       44,007       (3,512)

Opening retained earnings   (7,804,777)  (7,530,821)  (7,821,341)  (7,469,052)

Ending retained earnings   ($7,777,334) ($7,472,564) ($7,777,334) ($7,472,564)


Net income (loss)
  per common share              $0.001       $0.002       $0.002      ($0.000)

Weighted average number
  of common shares          26,320,736   25,276,547   26,210,686   22,473,317







See Accompanying Notes to Financial Statements)


                             Infynia.com Corporation
                             Statement of Cash Flows
                          (Consolidated and unaudited)



                           Three Months Ended June 30   Six Months Ended June 30
                                 2001         2000         2001         2000

Cash flow from (used by)
  operating activities:

Net income (loss)             $ 27,443     $ 58,257     $ 44,007      ($3,512)
Adjustments to reconcile
  net income (loss):
Amortization and
  depreciation                 115,365        1,083      120,025        1,083
(Increase) decrease in:
Prepaid expenses and
  sundry assets               (937,121)           0   (1,151,395)           0
Increase (decrease) in:
Accounts payable and
  accrued expenses             572,691      (70,178)     617,986      (76,162)
Due to related parties               0       16,180            0      (40,595)
Future income taxes              6,386            0       10,271            0
Net cash from (used by)
  operating activities:       (215,236)       5,342     (359,106)    (119,187)

Cash flow from (used by)
  investing activities:
Acquisition of subsidiary,
  net of cash acquired               0     (404,526)           0     (404,526)
Increase in L-T investments    (17,755)           0      (17,755)           0
Capital expenditures          (233,663)                 (330,543)
Net cash from (used by)
  investing activities:       (251,418)   (404,526)     (348,298)   (404,526)

Cash flow from (used by)
  financing activities:
Issuance of common stock       230,796      293,837      357,010      324,837
Increase in long-term debt      37,610            0      109,181            0
Net cash from (used by)
  financing activities:        268,406      293,837      466,191      324,837

Net increase (decrease)
  in cash                     (198,248)    (105,347)    (241,213)    (198,876)

Cash, beginning of period      (56,450)      71,159      (13,485)         935

Cash, end of period          ($254,698)    ($34,188)   ($254,698)   ($197,940)




(See Accompanying Notes to Financial Statement)


                             Infynia.com corporation
                         Notes to Financial Statements
                                 June 30, 2001


(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Infynia.com in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) that are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although Infynia.com believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of June 30, 2001.

(3) Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders' equity of $713,645 at the quarter ended June 30, 2001. The company generated operating revenue of $1,611,122 for the six months ended June 30, 2001.

(4) Concentrations

On June 30, 2001, cash in bank account did not exceed federally insured limits.

(5) Contingency

No legal proceedings to which the Company is a party or to which the property of the Company is subject are currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director which is adverse to the Company.










(6) Subsequent Events

On May 17, 2001, Infynia.com bought MicroSource for about $1.5 Million CAN in stock and cash, strengthening its position in the Information Technology industry. MicroSource, a Full Service Provider of Information and System Network Solutions, offers a field of expertise that includes computer systems, networks, collateral applications and computer security with turnkey solutions from strategy to implementation.

On June 14, 2001, the Company signed a technology, sales and marketing partnership agreement with French telecommunications operator France Telecom. Based on the ViSaDom project developed by France Telecom, the partnership will develop commercial applications for a technologically advanced communication solution that combines the caring and efficiency of teleservices with upgradeable therapeutic functional features. Infynia.com holds a 51% interest in the partnership, while the remaining 49% is held by France Telecom's subsidiary, Dom Plus France.

Infynia.com Corporation is pursuing opportunities that will enable the Company to take advantage of its tax loss carryforwards of approximately $6.5M for the benefit of its stockholders. The Company will then spin off the proceeds into a distribution to the shareholders.


MANAGEMENT'S PLAN OF OPERATION.

On February 16, 2000, the Company took a new direction within the Information Technology (IT) industry. The Company, from its US division, as of June 30, 2001 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,507,000 and $1,836,000 respectively and a net capital loss carryforward for federal and state income taxes of approximately $1.5 million. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains. Infynia.com has consulted tax specialists to determine to which extent this may be used to its greatest benefit.

New management has determined that the Company's new business strategy plan is primarily to seek one or more potential businesses, which may, in the opinion of the Board of Directors, warrant the Company's involvement. In seeking to attain its business objective, the Company will focus on targets within the Information Technology sector, mainly on companies that have developed a technology and a product which can be exportable throughout North America and Europe, with the primary objective being to achieve strong penetration and brand awareness in the market in areas where Infynia.com has already established favorable business relationships with prospective customers.












However, Infynia.com will not restrict its search to that industry and may investigate businesses of essentially any kind or nature, including but not limited to, high technology, manufacturing, service, research and development, communications and others. Management's discretion is otherwise unrestricted, and it may participate in any business whatsoever which may, in the opinion of management, meet the business objectives discussed herein. The Company may acquire any entity or position in a company that is, (i) a fully integrated corporation in a specific segment of its industry or, (ii) in its preliminary or development stage, or (iii) is a going concern. In other instances, possible business endeavors may involve the acquisition of or mergers with companies that do not need additional equity, but seek to establish a public trading market for their securities. Businesses that seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and State securities laws.

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

In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements, the businesses' history of operations, if any, and prospects for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development, and risk factors. Infynia.com will also consider their niche market, the opportunities to improve operating margins, potential growth and expansion, the economics of the region in which the target is located, the potential for profit, the perceived public recognition or acceptance of such businesses, products, services and other relevant factors.

The Company will seek opportunities in Canada, the United States and Europe. Management believes that geographic and customer diversification will enhance the Company's stability when facing fluctuations in regional economic conditions or changes that affect particular market segments. Generally, the Company will analyze all available information and make a determination based upon a composite of available facts, without reliance upon a single factor as controlling. Infynia.com has targeted several acquisitions to fulfill its management objectives. Also, it is anticipated that prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities brokers and dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisitions. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person who submits to the Company a business in which Infynia.com participates.




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

August 15, 2001
Date