Form 10QSB
period 2001-09-30
INFYNIA COM CORP
filed 2001-11-16
CIK 918411

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

                  For the quarter year ended September 30, 2001

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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

          978 Montee de Liesse, Saint-Laurent, Quebec, Canada  H4T 1W7
             (Address and zip code of principal executive offices)

                                 (514) 332-1999
                          (Issuer's telephone number)





















Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. (X) Yes     No


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

As of September 30, 2001, registrant had one class of commons stock, of which 26,615,736 shares were outstanding among which 4,421,083 are restricted and in stop transfer.


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















































                             Infynia.com Corporation
                                  Balance Sheet
                           (Consolidated and unaudited)


                                            Sept 30, 2001         Sept 30, 2000

Assets

Current assets
Cash and cash equivalent                           $ 0                   $ 0
Accounts receivable                            826,741               275,223
Inventory                                      537,963               125,891
Work in progress                                28,129                     0
Due from related parties                       221,908                     0
Prepaid expenses                                14,516                 1,727

Total current assets                         1,629,257               402,841

Property and equipment
Land                                           115,020               121,060
Buildings                                      325,300               342,353
Office equipment                                96,003                35,086
Computers and software                         470,276               258,385
Vehicles                                        51,712                54,893

Total property and equipment                 1,058,311               811,767
Less: accumulated depreciation                 412,199               303,402

Net book value: property and equipment         646,111               508,365

Long term investment                            96,325                90,812

Goodwill                                             0                     0

Total assets                               $ 2,371,693           $ 1,002,016


















(See Accompanying Notes to Financial Statements)

                             Infynia.com Corporation
                                  Balance Sheet
                           (Consolidated and unaudited)


                                            Sept 30, 2001         Sept 30, 2000

Liabilities and Shareholders' Equity

Current liabilities
Bank deficiency                              $ 257,488              $ 52,901
Bank loan                                      172,982               109,954
Accounts payable                               794,209               234,607
Purchase balance payable                             0                     0
Accrued payroll                                  8,087                     0
Income tax payable                             125,551                72,597
Due to related party                                 0                     0
Current portion of LTD                          27,518                22,102

Total current liabilities                    1,385,835               492,161

Long term debt                                 256,852               201,307
Loans payable                                        0                 4,482
Deferred Income taxes                            8,340                 3,839

Total liabilities                          $ 1,651,027             $ 701,789


Stockholders' equity

Preferred stock, par value $0.0001 per
  share, authorized 10,000,000 shares              $ 0                   $ 0

Common stock, par value $0.0001 per share,
  authorized 100,000,000 shares, issued
  and outstanding 26,615,736 shares
  (2000: 25,440,763 shares)                      3,062                 2,544

Additional paid-in capital                   8,468,998             7,746,955

Retained earnings                           (7,751,394)           (7,449,260)

Total shareholders' equity                     720,665               300,219

Total Liabilities & Shareholders' Equity   $ 2,371,693           $ 1,002,016









(See Accompanying Notes to Financial Statements)

                             Infynia.com Corporation
             Statement of Operations and Changes in Retained Earnings
                          (Consolidated and unaudited)



                           Three Months Ended Sept 30  Nine Months Ended Sept 30
                                 2001         2000         2001         2000

Operating revenue          $ 1,169,295    $ 507,424  $ 2,790,370  $ 1,042,908
Cost of sales                  716,810      280,472    1,615,580      695,612

Gross margin                   452,485      226,952    1,174,790      347,296

Operating expenses
Selling                        133,027      111,355      358,367      169,777
General & administrative       272,404       79,561      677,096      335,277
Financial                       16,613        5,611       35,561        8,801

Total operating expenses       422,044      196,527    1,071,024      513,855

Operating income (loss)         30,440       30,426      103,766     (166,559)

Other income
Interest income                      0            0            0            0
Loss on disposal of
  investments                        0       (8,655)           0       (8,655)
Profit sharing in a
  limited partnership                0        3,778            0        3,996
Total other income                   0       (4,877)           0       (4,857)

Extraordinary items                  0            0            0      196,190

Income tax                       4,500        2,264       33,818        5,101

Net income (loss)               25,440       23,284       69,447       19,773

Opening retained earnings   (7,777,334)  (7,472,564)  (7,821,341)  (7,469,052)

Ending retained earnings   ($7,751,394) ($7,449,280) ($7,751,894) ($7,449,280)


Net income (loss)
  per common share             $ 0.001      $ 0.001      $ 0.003      $ 0.001

Weighted average number
  of common shares          26,455,319   25,276,547   26,225,269   22,473,317







See Accompanying Notes to Financial Statements)

                             Infynia.com Corporation
                             Statement of Cash Flows
                          (Consolidated and unaudited)



                           Three Months Ended Sept 30  Nine Months Ended Sept 30
                                 2001         2000         2001         2000

Cash flow from (used by)
  operating activities:

Net income                    $ 25,440     $ 23,284     $ 69,447     $ 19,773
Adjustments to reconcile
  net income:
Amortization and
  depreciation                  (3,035)       1,623      116,990        2,707
Loss on disposal of
  investments                        0        8,655            0        8,655
Profit sharing in a
  limited partnership                0       (3,778)           0       (3,996)
Changes in non-cash
  operating working
  capital                        8,960      242,154     (514,178)     130,109
Net cash from (used by)
  operating activities:         31,365      271,938     (327,741)     157,246

Cash flow from (used by)
  investing activities:
Acquisition of subsidiary,
  net of cash acquired               0            0            0     (404,526)
Increase in L-T investments          0      (23,500)     (15,030)     (23,500)
Disposal of L-T investments      2,725       38,689            0       38,689
Capital expenditures            33,567     (382,948)    (296,976)    (382,948)
Net cash from (used by)
  investing activities:         36,292     (347,775)    (312,006)    (752,385)

Cash flow from (used by)
  financing activities:
Issuance of common stock       (18,919)           0      338,091      324,837
Increase in L-T debt                 0      117,588       57,653      117,688
Repayment of L-T debt          (51,528)      (6,762)           0      (11,256)
Net cash from (used by)
  financing activities:        (70,447)     110,826      395,744      431,269

Net increase (decrease)
  in cash                       (2,790)      35,085     (244,003)    (163,790)

Cash, beginning of period     (254,698)    (197,940)     (13,485)         935

Cash, end of period          ($257,488)   ($162,855)   ($257,488)   ($162,855)



(See Accompanying Notes to Financial Statement)

                             Infynia.com Corporation
                          Notes to Financial Statements
                               September 30, 2000

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by Infynia.com in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements represent the consolidated results of Infynia.com Corporation with its fully own operating subsidiary, Infynia.com Inc., adding five months of operations of MicroSource since its acquisition in April 2001 for the quarter ended September 30, 2001. In the opinion of management, the accompanying financial statements include all adjustments (of a normal recurring nature) that are necessary for fair presentation of the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Although nfynia.com believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) Computation of Net Income Per Share

Net Income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the periods. Outstanding stock options are non-dilutive as of September 30, 2001.

(3) Liquidity

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has a shareholders' equity of $720,665 at the quarter ended September 30, 2001. The company generated $103,766 operating revenue for the nine months ended September 30, 2001.

(4) Concentrations

On September 30, 2001 cash in bank account did not exceed federally insured limits.

(5) Contingency

As of September 30, 2001, no legal proceedings to which the Company is a party or to which the property of the Company is subject is currently pending against the Company, and no such material proceeding is known to be contemplated against any officer or director, which is adverse to the Company.





(6) Subsequent Events

In order to accelerate Infynia.com's revenue growth, the Company successfully obtained on October 25, 2001, $1 million of new credit facilities which were arranged by National Bank of Canada by way of an operating loan on demand note and/or acknowledgment of debt-revolving demand credit. Advances shall not exceed 75% of accounts receivable and 50% of finished products and the interest rate has been established at Prime rate of the National Bank of Canada plus 1%.



ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

The Company, as of September 30, 2001 had net operating loss carryforwards for federal and state income tax purposes of approximately $3,500,000 and $2,100,000 respectively and a net capital loss carryforwards for federal and state income taxes of approximately $1,500,000. Management plans to use these losses to its advantage to save taxes on the operations of future acquisitions and against capital gains.

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






In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources, working capital and other financial requirements such as the business's history of operations, if any, and prospects for the future, the nature of present and expected compensation, the quality and experience of management services, the depth of that management, the potential for further research and development and risk factors.

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

November 15, 2001
(Date)



11